Form 10-Q
period 2010-06-30
GROTE MOLEN INC
filed 2010-08-13
CIK 1456212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

     .     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 0-18958

Grote Molen, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-1282850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

322 West Griffith Road
Pocatello, Idaho 83201
(Address of principal executive offices, including zip code)

(208) 234-9352
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not yet been phased into the Interactive Data reporting system. Yes      . No      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of August 13, 2010, there were 21,000,000 shares of the Registrant’s common stock, no par value per share, outstanding.

GROTE MOLEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current Assets:
Cash	$52,053	$101,104
Accounts Receivable	34,184	28,299
Inventories	346,369	268,330
Deposits	205,683	251,753
Prepaid Expenses	189	178

Total Current Assets	638,478	649,664

Property and Equipment, net	8,782	9,472
Intangible Assets, net	6,134	6,660

Total Assets	$653,394	$665,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$99	$38,861
Accrued Interest Payable – Related Parties	16,172	14,035
Income Taxes Payable	3,712	9,723
Current Portion of Long-Term Debt – Related Party	2,817	2,721
Notes Payable – Related Parties	80,627	80,627

Total Current Liabilities	103,427	145,967

Long-Term Debt – Related Party	192,653	194,086

Total Liabilities	296,080	340,053

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	247,314	215,743

Total Stockholders’ Equity	357,314	325,743

Total Liabilities and Stockholders’ Equity	$653,394	$665,796

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales	$231,653	$333,290	$527,977	$623,743

Cost of Sales	156,891	234,063	353,427	438,669

Gross Profit	74,762	99,227	174,550	185,074

Operating Costs and Expenses:
General and Administrative	63,732	49,770	123,301	105,346
Depreciation and Amortization	608	527	1,216	1,216

Total Operating Costs and Expenses	64,340	50,297	124,517	106,562

Income From Operations	10,422	48,930	50,033	78,512

Other Expense: Interest Expense – Related Parties	4,481	7,460	8,973	12,694

Income Before Income Taxes	5,941	41,470	41,060	65,818

Provision for Income Taxes	1,206	23,282	9,489	28,514

Net Income	$4,735	$18,188	$31,571	$37,304

Net Income Per Common Share -
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000	21,000,000	20,519,337

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$31,571	$37,304
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,216	1,216
(Increase) Decrease in:
Accounts Receivable	(5,885)	21,373
Inventories	(78,039)	(355,596)
Deposits	46,070	49,359
Prepaid Expenses	(11)	(20)
Increase (Decrease) in:
Accounts Payable	(38,762)	9,372
Accrued Interest Payable – Related Parties	2,137	2,842
Income Taxes Payable	(6,011)	(2,486)
Net Cash Used in Operating Activities	(47,714)	(236,636)

Cash flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	-	100,000
Proceeds from Issuance of Notes Payable – Related Parties	-	-
Repayment of Long-Term Debt – Related Party	(1,337)	(1,246)
Repayment of Notes Payable – Related Parties	-	(47,500)

Net Cash Provided by (Used in) Financing Activities	(1,337)	51,254

Net Decrease in Cash	(49,051)	(185,382)

Cash, Beginning of Period	101,104	222,928
Cash, End of Period	$52,053	$37,546

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF JUNE 30, 2010 AND FOR THE SIX MONTHS
ENDED JUNE 30, 2010 AND 2009 ARE UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Grote Molen, Inc. (“Grote Molen”) was incorporated under the laws of the State of Nevada on March 15, 2004.  BrownWick, LLC (“BrownWick”), a wholly-owned subsidiary, was formed in the State of Idaho on June 5, 2005.  The principal business of Grote Molen and BrownWick (collectively the “Company”) is to distribute grain mills and related accessories for home use.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Grote Molen and BrownWick.  All significant inter-company balances and transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2010 and for the six months ended June 30, 2010 and 2009 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of June 30, 2010 as well as the consolidated results of operations and cash flows for the six months ended June 30, 2010 and 2009 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2009.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.  We have not granted any stock options or warrants since inception of the Company.

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	June 30, 2009	December 31, 2009
	(Unaudited)

Trade accounts receivable – related parties	$ 29,184	$ 22,957
Trade accounts receivable	-	342
Employee advances	5,000	5,000

	$ 34,184	$ 28,299

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF JUNE 30, 2010 AND FOR THE SIX MONTHS
ENDED JUNE 30, 2010 AND 2009 ARE UNAUDITED)

Property and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Office equipment	$2,679	$2,679
Warehouse equipment	10,097	10,097
Website development	2,000	2,000

	14,776	14,776
Accumulated depreciation	(5,994)	(5,304)

	$8,782	$9,472

Intangible assets consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

License	$10,500	$10,500
Patent	100	100

	10,600	10,600
Accumulated amortization	(4,466)	(3,940)

	$6,134	$6,660

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Note payable to a stockholder, due on demand, with interest at 6% per annum	-	-

Total	$80,627	$80,627

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF JUNE 30, 2010 AND FOR THE SIX MONTHS
ENDED JUNE 30, 2010 AND 2009 ARE UNAUDITED)

Long-term debt – related party is comprised of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $1,362 through April 2036, with interest at 6.97 % per annum	$195,470	$196,807
Less current portion	(2,817)	(2,721)

Long-term portion	$192,653	$194,086

Interest expense on related party debt was $4,481 and $7,460 for the three months ended June 30, 2010 and 2009, respectively, and $8,973 and $12,694 for the six months ended June 30, 2010 and 2009, respectively.  Accrued interest payable to related parties was $16,172 and $14,035 at June 30, 2010 and December 31, 2009, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective May 1, 2009, the monthly fee was increased to $9,200.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in general and administrative expenses were management fees totaling $28,050 and $26,550 for the three months ended June 30, 2010 and 2009, respectively, and $56,100 and $50,100 for the six months ended June 30, 2010 and 2009, respectively.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $15 and $44,202 for the three months ended June 30, 2010 and 2009, respectively, or approximately 0% and 13% of total sales, respectively.  Sales to these related parties totaled $46,256 and $89,998 for the six months ended June 30, 2010 and 2009, respectively, or approximately 9% and 14% of total sales, respectively.  Accounts receivable from these related parties totaled $29,184 and $22,957 at June 30, 2010 and December 31, 2009, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 5 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at June 30, 2010 and December 31, 2009.

During March 2009, we issued 1,000,000 shares of our common stock at $0.10 per share for $100,000 cash.

NOTE 6 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2010 and 2009, we had no non-cash financing and investing activities.

We paid cash for income taxes of $15,500 and $31,000 for the six months ended June 30, 2010 and 2009, respectively. We paid cash for interest of $6,836 and $10,397 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 7 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 4, we had sales to one customer that accounted for approximately 13% and 15% of total sales for the three months ended June 30, 2010 and 2009, and 12% and 26% for the six months ended June 30, 2010 and 2009, respectively.

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF JUNE 30, 2010 AND FOR THE SIX MONTHS
ENDED JUNE 30, 2010 AND 2009 ARE UNAUDITED)

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles.  This standard establishes the ASC as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this standard, the ASC superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our quarter ended September 30, 2009.  We implemented this standard with no material impact on our consolidated financial statements.

In June 2009, the FASB issued a new accounting standard that is included in ASC Topic 810, Consolidation, that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. In January 2010, the FASB further amended ASC Topic 810 to address implementation issues related to changes in ownership provisions.  These standards are effective at the start of a company’s first fiscal year beginning after November 15, 2009, or our fiscal year beginning January 1, 2010.  The implementation of this standard did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events.  This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The standard is effective for interim and annual periods ending after June 15, 2009, or our fiscal quarter ended June 30, 2009.  The implementation of this standard did not have a material impact on our consolidated financial statements.

NOTE 9 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were issued.  We did not identify any material subsequent events requiring adjustment to our accompanying consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to the risk factors described in Part II, Item 1A hereof under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See “Forward-Looking Statements” and “Risk Factors.”)

General

Grote Molen, Inc. (“Grote Molen”) was incorporated under the laws of the State of Nevada on March 15, 2004. BrownWick, LLC (“BrownWick”), a wholly-owned subsidiary, was formed in the State of Idaho on June 5, 2005. The principal business of Grote Molen and BrownWick (collectively the “Company”) is to distribute electrical and hand operated grain mills and related accessories for home use.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at June 30, 2010 and December 31, 2009.

Inventories

Inventories, consisting primarily of grain mills, parts and accessories, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method. We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Deposits

At times, we are required to pay advanced deposits toward the purchase of inventories from our principal suppliers. Such advanced payments are recorded as deposits, a current asset in the accompanying consolidated financial statements.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 3 to 10 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Amortization is computed using the straight-line method based on the estimated useful lives or contractual lives of the assets, which range from 10 to 30 years.

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and six months ended June 30, 2010 and 2009.

Revenue Recognition

We record revenue from the sales of grain mills and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months and six months ended June 30, 2010 and 2009.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the three months and six months ended June 30, 2010 and 2009.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of June 30, 2010 and December 31, 2009, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value because the interest rates on the notes approximate market rates of interest.

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  In addition, the overall downturn in the U.S. economy during the past several months has negatively impacted our operations, with sales levels during the three months and six months ended June 30, 2010 substantially less than sales levels during the comparable periods of 2009.

We have historically derived a significant portion of our revenues from sales to related parties. Each of our two principal stockholders own companies that are significant customers. Our sales have been comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales	$231,638	$289,088	$481,721	$533,745
Sales – related parties	15	44,202	46,256	89,998

Total sales	$231,653	$333,290	$527,977	$623,743

Sales to related parties represented approximately 0% and 13% of total sales for the three months ended June 30, 2010 and 2009, and 9% and 14% for the six months ended June 30, 2010 and 2009, respectively.

Cost of Sales

Cost of sales for the three months ended June 30, 2010 was $156,891, compared to $234,063 for the three months ended June 30, 2009, a decrease of $77,172, or approximately 33%.  Cost of sales for the six months ended June 30, 2010 was $353,427, compared to $438,669 for the six months ended June 30, 2009, a decrease of $85,242, or approximately 19%.  The decrease in cost of sales is primarily attributed to the decrease in sales discussed above.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 67% for the three months and six months ended June 30, 2010 compared to approximately 70% for the three months and six months ended June 30, 2009.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

General and Administrative Expenses

General and administrative expenses were $63,732 for the three months ended June 30, 2010, compared to $49,770 for the three months ended June 30, 2009, an increase of $13,962 or approximately 28%.  General and administrative expenses were $123,301 for the six months ended June 30, 2010, compared to $105,346 for the six months ended June 30, 2009, an increase of $17,955 or approximately 17%.  The increase in these expenses in the current year is primarily attributed to an increase in our monthly management fee, legal and accounting expenses and medical related benefits.

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space. The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management. We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company. Effective May 1, 2009, the monthly fee was increased from $7,700 to $9,200.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement. Included in general and administrative expenses were management fees totaling $28,050 and $26,550 for the three months ended June 30, 2010 and 2009, respectively, and $56,100 and $50,100 for the six months ended June 30, 2010 and 2009, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $608 for the three months ended June 30, 2010 compared to $527 for the three months ended June 30, 2009 and was $1,216 for the six months ended June 30, 2010 and 2009.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months and six months ended June 30, 2010 and 2009.

Other Expense: Interest Expense – Related Parties

Other expense includes interest expense on indebtedness to related parties. Total interest expense – related parties was $4,481 and $7,460 for the three months ended June 30, 2010 and 2009, respectively, and $8,973 and $12,694 for the six months ended June 30, 2010 and 2009, respectively.  The decrease in related party interest expense in the current year is due primarily to a reduction in short-term borrowings in 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $638,478, including cash of $52,053, and current liabilities of $103,427, resulting in working capital of $535,051.  In addition, as of June 30, 2010, we had total stockholders’ equity of $357,314.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and, most recently, from the issuance of our common stock.

For the six months ended June 30, 2010, net cash used in operating activities was $47,714, as a result of increases to inventories of $78,039, accounts receivable of $5,885 and prepaid expenses of $11 and decreases in accounts payable of $38,762 and income taxes payable of $6,011, partially offset by our net income of $31,571, non-cash expenses of $1,216, decrease in deposits of $46,070, and an increase in accrued interest payable – related parties of $2,137.

By comparison, for the six months ended June 30, 2009, net cash used in operating activities was $236,636, as a result of increases to inventories of $355,596 and prepaid expenses of $20 and a decrease in income taxes payable of $2,486, partially offset by our net income of $37,304, non-cash expenses of $1,216, decreases in accounts receivable of $21,373 and deposits of $49,359, and increases in accounts payable of $9,372 and accrued interest payable – related parties of $2,842.

We had no cash used in or provided by investing activities in the three months and six months ended June 30, 2010 and 2009.

For the six months ended June 30, 2010, net cash used in financing activities was $1,337, comprised of the repayment of long-term debt – related party of $1,337.

For the six months ended June 30, 2009, net cash provided by financing activities was $51,254, comprised of proceeds from the issuance of common stock of $100,000, partially offset by repayment of long-term debt – related party of $1,246 and repayment of notes payable – related parties of $47,500.

At June 30, 2010, we had short-term notes payable – related parties totaling $80,627, which are payable to our principal stockholders, are unsecured, bear interest at 6% per annum and are generally due on demand.  In addition, at June 30, 2010, we had long-term debt – related party of $195,470 (current portion $2,817) payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $1,362 through April 2036.  Accrued interest payable – related parties was $16,172 and $14,035 at June 30, 2010 and December 31, 2009, respectively.

We believe we have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles. This standard establishes the ASC as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or our quarter ended September 30, 2009. We implemented this standard with no material impact on our consolidated financial statements.

In June 2009, the FASB issued a new accounting standard that is included in ASC Topic 810, Consolidation, that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. In January 2010, the FASB further amended ASC Topic 810 to address implementation issues related to changes in ownership provisions. These standards are effective at the start of a company’s first fiscal year beginning after November 15, 2009, or our fiscal year beginning January 1, 2010.  The implementation of this standard did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The standard is effective for interim and annual periods ending after June 15, 2009, or our fiscal quarter ended June 30, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space. The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management. We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company. Effective May 1, 2009, the monthly fee was increased from $7,700 to $9,200.

We also pay another major stockholder of the Company at the rate of $150 per month for expense reimbursement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because the Company is a Smaller Reporting Company, it is not required to respond to this Item.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

Because our Form 10 registration statement only recently became effective in July 2010, our first annual report on Form 10-K will not contain a report of management's assessment regarding internal control over financial reporting with respect to the fiscal year ending December 31, 2010 due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.  Until our first annual assessment regarding internal control over financial reporting has been performed, our quarterly reports on Form 10-Q will not contain an evaluation of any material changes in our internal control over financial reporting that occurred during the fiscal quarter to which such reports pertain.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s registration statement on Form 10/A filed with the SEC on July 13, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4. (Removed and Reserved)

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

(1) Incorporated by reference from the Company’s registration statement on Form 10/A filed with the SEC on July 13, 2010.

* Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: August 13, 2010	By: /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)