Form 10-Q
period 2010-09-30
GROTE MOLEN INC
filed 2010-11-09
CIK 1456212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X .   No       .

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

As of November 9, 2010, there were 21,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I - Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited)

   and December 31, 2009

2

Condensed Consolidated Statements of Operations for the Three Months

   and Nine Months Ended September 30, 2010 and 2009 (unaudited)

3

Condensed Consolidated Statements of Cash Flows for the Nine Months

   Ended September 30, 2010 and 2009 (unaudited)

4

Notes to Condensed Consolidated Financial Statements

5

Item 2.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

14

Item 4T.  Controls and Procedures

14

PART II - Other Information

Item 1.  Legal Proceedings

15

Item 1A.  Risk Factors

15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.  Defaults upon Senior Securities

15

Item 4.  (Removed and Reserved)

15

Item 5.  Other Information

15

Item 6.  Exhibits

15

Signatures

16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current Assets:
Cash	$52,555	$101,104
Accounts Receivable	41,968	28,299
Inventories	406,946	268,330
Deposits	130,282	251,753
Prepaid Expenses	9,962	178

Total Current Assets	641,713	649,664

Property and Equipment, net	8,437	9,472
Intangible Assets, net	5,871	6,660

Total Assets	$656,021	$665,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$29,160	$38,861
Accrued Interest Payable – Related Parties	17,241	14,035
Income Taxes Payable	-	9,723
Current Portion of Long-Term Debt – Related Party	2,866	2,721
Notes Payable – Related Parties	80,627	80,627

Total Current Liabilities	129,894	145,967

Long-Term Debt – Related Party	191,918	194,086

Total Liabilities	321,812	340,053

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	224,209	215,743

Total Stockholders’ Equity	334,209	325,743

Total Liabilities and Stockholders’ Equity	$656,021	$665,796

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$284,253	$238,566	$812,230	$862,309

Cost of Sales	210,714	177,502	564,141	616,171

Gross Profit	73,539	61,064	248,089	246,138

Operating Costs and Expenses:
General and Administrative	97,447	52,891	220,748	158,237
Depreciation and Amortization	608	608	1,824	1,824

Total Operating Costs and Expenses	98,055	53,499	222,572	160,061

Income (Loss) From Operations	(24,516)	7,565	25,517	86,077

Other Expense: Interest Expense – Related	4,468	4,515	13,441	17,209
Parties

Income (Loss) Before Income Taxes	(28,984)	3,050	12,076	68,868

Income Tax (Provision) Benefit	5,879	10,778	(3,610)	(17,736)

Net Income (Loss)	$(23,105)	$13,828	$8,466	$51,132

Net Income (Loss) Per Common Share -
Basic and Diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000	21,000,000	20,761,644

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$8,466	$51,132
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,824	1,824
(Increase) Decrease in:
Accounts Receivable	(13,669)	(31,395)
Inventories	(138,616)	(340,111)
Deposits	121,471	53,692
Prepaid Expenses	(9,784)	(30)
Increase (Decrease) in:
Accounts Payable	(9,701)	49,070
Accrued Interest Payable – Related Parties	3,206	3,911
Income Taxes Payable	(9,723)	(13,264)
Net Cash Used in Operating Activities	(46,526)	(225,171)

Cash flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	-	100,000
Repayment of Long-Term Debt – Related Party	(2,023)	(1,886)
Repayment of Notes Payable – Related Parties	-	(47,500)

Net Cash Provided by (Used in) Financing Activities	(2,023)	50,614

Net Decrease in Cash	(48,549)	(174,557)

Cash, Beginning of Period	101,104	222,928
Cash, End of Period	$52,555	$48,371

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF SEPTEMBER 30, 2010 AND FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2010 AND 2009 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2010 and for the nine months ended September 30, 2010 and 2009 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of September 30, 2010 as well as the consolidated results of operations and cash flows for the nine months ended September 30, 2010 and 2009 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2009.

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

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF SEPTEMBER 30, 2010 AND FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2010 AND 2009 ARE UNAUDITED)

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Trade accounts receivable – related parties	$36,803	$22,957
Trade accounts receivable	165	342
Employee advances	5,000	5,000

	$41,968	$28,299

Property and equipment consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Office equipment	$2,679	$2,679
Warehouse equipment	10,097	10,097
Website development	2,000	2,000

	14,776	14,776
Accumulated depreciation	(6,339)	(5,304)

	$8,437	$9,472

Intangible assets consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

License	$10,500	$10,500
Patent	100	100

	10,600	10,600
Accumulated amortization	(4,729)	(3,940)

	$5,871	$6,660

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF SEPTEMBER 30, 2010 AND FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2010 AND 2009 ARE UNAUDITED)

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$80,627	$80,627

Long-term debt – related party is comprised of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $1,362 through April 2036, with interest at 6.97 % per annum	$194,784	$196,807
Less current portion	(2,866)	(2,721)

Long-term portion	$191,918	$194,086

Interest expense on related party debt was $4,468 and $4,515 for the three months ended September 30, 2010 and 2009, respectively, and $13,441 and $17,209 for the nine months ended September 30, 2010 and 2009, respectively.  Accrued interest payable to related parties was $17,241 and $14,035 at September 30, 2010 and December 31, 2009, respectively.

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF SEPTEMBER 30, 2010 AND FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2010 AND 2009 ARE UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective May 1, 2009, the monthly fee was increased to $9,200.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in general and administrative expenses were management fees totaling $28,050 for the three months ended September 30, 2010 and 2009 and $84,150 and $78,150 for the nine months ended September 30, 2010 and 2009, respectively.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $21,105 and $23,830 for the three months ended September 30, 2010 and 2009, respectively, or approximately 7% and 10% of total sales, respectively.  Sales to these related parties totaled $67,360 and $113,828 for the nine months ended September 30, 2010 and 2009, respectively, or approximately 8% and 13% of total sales, respectively.  Accounts receivable from these related parties totaled $36,803 and $22,957 at September 30, 2010 and December 31, 2009, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 5 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at September 30, 2010 and December 31, 2009.

During March 2009, we issued 1,000,000 shares of our common stock at $0.10 per share for $100,000 cash.

NOTE 6 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2010 and 2009, we had no non-cash financing and investing activities.

We paid cash for income taxes of $23,107 and $31,000 for the nine months ended September 30, 2010 and 2009, respectively.  We paid cash for interest of $10,236 and $13,843 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 7 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 4, we had sales to one customer that accounted for approximately 10% and 22% of total sales for the three months ended September 30, 2010 and 2009, and 11% and 17% for the nine months ended September 30, 2010 and 2009, respectively.

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF SEPTEMBER 30, 2010 AND FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2010 AND 2009 ARE UNAUDITED)

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

NOTE 9 – SUBSEQUENT EVENTS

On October 7, 2010, we borrowed $10,000 from a stockholder and issued a promissory note payable to the stockholder, which is payable on demand and bears interest at an annual rate of 6%.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at September 30, 2010 and December 31, 2009.

Inventories

Inventories, consisting primarily of grain mills, parts and accessories, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method. We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Deposits

At times, we are required to pay advance deposits toward the purchase of inventories from our principal suppliers. Such advance payments are recorded as deposits, a current asset in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and nine months ended September 30, 2010 and 2009.

Revenue Recognition

We record revenue from the sales of grain mills and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months and nine months ended September 30, 2010 and 2009.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the three months and nine months ended September 30, 2010 and 2009.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of September 30, 2010 and December 31, 2009, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  In addition, the overall downturn in the U.S. economy during the past several months has negatively impacted our operations.  We did, however, experience a 19% increase in sales during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Even with this increase in sales in the current quarter, our sales for the nine months ended September 30, 2010 were 6% less than sales for the nine months ended September 30, 2009.

We have historically derived a significant portion of our revenues from sales to related parties. Each of our two principal stockholders own companies that are significant customers. Our sales have been comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales	$ 263,148	$ 214,736	$ 744,870	$ 748,481
Sales – related parties	21,105	23,830	67,360	113,828

Total sales	$ 284,253	$ 238,566	$ 812,230	$ 862,309

Sales to related parties represented approximately 7% and 10% of total sales for the three months ended September 30, 2010 and 2009, and 8% and 13% for the nine months ended September 30, 2010 and 2009, respectively.

Cost of Sales

Cost of sales for the three months ended September 30, 2010 was $210,714, compared to $177,502 for the three months ended September 30, 2009, an increase of $33,212, or approximately 19%.  This increase in cost of sales is primarily attributed to the increase in sales for the current three months.  Cost of sales for the nine months ended September 30, 2010 was $564,141, compared to $616,171 for the nine months ended September 30, 2009, a decrease of $52,030, or approximately 8%.  The decrease in year-to-date cost of sales is primarily attributed to the decrease in sales discussed above.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 74% for each of the three months ended September 30, 2010 and 2009, compared to approximately 69% and 71% for the nine months ended September 30, 2010 and 2009, respectively.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

General and Administrative Expenses

General and administrative expenses were $97,447 for the three months ended September 30, 2010, compared to $52,891 for the three months ended September 30, 2009, an increase of $44,556 or approximately 84%.  General and administrative expenses were $220,748 for the nine months ended September 30, 2010, compared to $158,237 for the nine months ended September 30, 2009, an increase of $62,511 or approximately 40%.  The increase in these expenses in the current year is primarily attributed to an increase in our monthly management fee, legal and accounting expenses, website development expenses and medical related benefits.  The increase in legal and accounting expenses resulted primarily from our filing of a registration statement on Form 10 and related amendments during the second and third quarters of 2010 and the filing of periodic reports with the SEC following the effectiveness of such registration statement.

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space. The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management. We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company. Effective May 1, 2009, the monthly fee was increased from $7,700 to $9,200 as a result of the construction of a new office/warehouse building by the related party and the increase in its costs of providing the space to the Company.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement. Included in general and administrative expenses were management fees totaling $28,050 for the three months ended September 30, 2010 and 2009, and $84,150 and $78,150 for the nine months ended September 30, 2010 and 2009, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $608 for the three months ended September 30, 2010 and 2009, and was $1,824 for the nine months ended September 30, 2010 and 2009.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months and nine months ended September 30, 2010 and 2009.

Other Expense: Interest Expense – Related Parties

Other expense includes interest expense on indebtedness to related parties.  Total interest expense – related parties was $4,468 and $4,515 for the three months ended September 30, 2010 and 2009, respectively, and $13,441 and $17,209 for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in the year-to-date related party interest expense in the current year is due primarily to a reduction in short-term borrowings in 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $641,713, including cash of $52,555, and current liabilities of $129,894, resulting in working capital of $511,819.  Our current assets and working capital included inventories of $406,946.  In addition, as of September 30, 2010, we had total stockholders’ equity of $334,209.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and from the issuance of our common stock.

For the nine months ended September 30, 2010, net cash used in operating activities was $46,526, as a result of increases to inventories of $138,616, accounts receivable of $13,669 and prepaid expenses of $9,784 and decreases in accounts payable of $9,701 and income taxes payable of $9,723, partially offset by our net income of $8,466, non-cash expenses of $1,824, decrease in deposits of $121,471, and an increase in accrued interest payable – related parties of $3,206.

By comparison, for the nine months ended September 30, 2009, net cash used in operating activities was $225,171, as a result of increases to inventories of $340,111, accounts receivable of $31,395 and prepaid expenses of $30 and a decrease in income taxes payable of $13,264, partially offset by our net income of $51,132, non-cash expenses of $1,824, decreases in deposits of $53,692, and increases in accounts payable of $49,070 and accrued interest payable – related parties of $3,911.

We had no cash used in or provided by investing activities in the nine months ended September 30, 2010 and 2009.

For the nine months ended September 30, 2010, net cash used in financing activities was $2,023, comprised of the repayment of long-term debt – related party.

For the nine months ended September 30, 2009, net cash provided by financing activities was $50,614, comprised of proceeds from the issuance of common stock of $100,000, partially offset by repayment of long-term debt – related party of $1,886 and repayment of notes payable – related parties of $47,500.

At September 30, 2010, we had short-term notes payable – related parties totaling $80,627, which are payable to our principal stockholders, are unsecured, bear interest at 6% per annum and are generally due on demand.  In addition, at September 30, 2010, we had long-term debt – related party of $194,784 (current portion $2,866) payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $1,362 through April 2036.  Accrued interest payable – related parties was $17,241 and $14,035 at September 30, 2010 and December 31, 2009, respectively.

On October 7, 2010, we borrowed $10,000 from a stockholder and issued a promissory note payable to the stockholder, which is payable on demand and bears interest at an annual rate of 6%.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

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

Off-Balance Sheet Arrangements

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space. The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management. We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company. Effective May 1, 2009, the monthly fee was increased from $7,700 to $9,200 as a result of the construction of a new office/warehouse building by the related party and the increase in its costs of providing the space to the Company.

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

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s registration statement on Form 10/A filed with the SEC on August 12, 2010.

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

(1) Incorporated by reference from Exhibit Numbers 3.1 and 3.2 of the Company’s registration statement on Form 10 filed with the SEC on May 14, 2010.

* Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: November 9, 2010	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

16