Form 10-K
period 2010-12-31
GROTE MOLEN INC
filed 2011-03-31
CIK 1456212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

   X  .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 0-18958

GROTE MOLEN, INC.

(Exact name of registrant as specified in charter)

NEVADA	20-1282850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

322 West Griffith Road, Pocatello, Idaho	83201
(Address of principal executive offices)	(Zip Code)

(208) 234-9352

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes      . No   X  .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2010, based on the $0.10 price at which the common equity was sold in our private placement of securities in 2009, the aggregate market value of the 3,000,000 shares held by non-affiliates was approximately $300,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 22, 2011, there were 21,000,000 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

GROTE MOLEN, INC.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K

YEAR ENDED DECEMBER 31, 2010

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to, the risk factors described in Part I, Item 1A herein under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1.  Business

General

Grote Molen, Inc. was incorporated under the laws of Nevada in March 2004.  We also operate a wholly-owned subsidiary by the name of BrownWick, LLC, which was organized as an Idaho limited liability company in June 2005.  Unless otherwise indicated, Grote Molen, Inc. and BrownWick, LLC are referred to collectively herein as “we,” “us,” or the “Company.”

We are engaged in the business of distributing our proprietary line of grain mills, known as the “WonderMill,” for home use.  Our WonderMills are available in electric and manual models and are used to grind wheat, rice and other small grains, but will also grind legumes and beans as large as garbanzos. Our electric WonderMill can mill about 12 cups of flour in 3 minutes and is adjustable to provide a texture ranging from a fine pastry flour to a coarse flour.  We sell our grain mills on a wholesale basis to retail dealers in all fifty states.  Our mills are manufactured to our specifications under contract with manufacturers in India and Korea and we are dependent on such suppliers to provide us with our inventory of products. There can be no assurance that we will be successful in continuing to expand our business or that our sales will not decline in the future.  We believe we will require substantial additional capital in order to expand our business and no assurance can be given that we will be successful in raising such additional capital.

We currently have only two employees consisting of John B. Hofman and Bruce P. Crane, our officers, directors and principal stockholders.  We are dependent on Messrs. Hofman and Crane for the execution of our business plan.

Corporate History

We were organized under the laws of Nevada on March 15, 2004.  Our wholly-owned subsidiary, Brownwick, LLC, was organized under the laws of Idaho on June 5, 2005 and was acquired by us in August 2005 in exchange for shares of our common stock.

Since our organization in 2004 we: (i) issued 5,000,000 shares of our common stock in July 2004 to John Hofman for $4,000 in cash and $1,000 in services; (ii) issued 10,000,000 shares of our common stock in August 2005 to John Hofman and Bruce Crane to acquire BrownWick, LLC; (iii) issued an additional 5,000,000 shares of our common stock in August 2005 to Bruce Crane for $5,000 in cash; and (iv) issued 1,000,000 shares of our common stock during the first quarter of 2009 to 31 accredited investors for aggregate proceeds of $100,000.  As a result, as of December 31, 2010, we had a total of 21,000,000 shares of our common stock outstanding, which were held by 33 stockholders of record.

Our WonderMill Grinders

We are engaged in the business of manufacturing and distributing our proprietary line of electric and manual grain mills, known respectively as the “WonderMill” and the “Wonder Junior Hand Grain Mill.” The market for our WonderMill grinders consists primarily of home users and small natural foods restaurants desiring to grind their own grains due to the increased nutrients found in freshly ground whole wheat flour as compared to bleached white flour in which the bran and germ are removed prior to grinding.  Our Wonder Junior Hand Grain Mill is also purchased by persons for use as an emergency preparedness device because it can be operated without electricity to grind the whole wheat which is often stored in bulk for emergency situations.  Our WonderMill and Wonder Junior Hand Grain Mill both contain stainless steel blades and self cleaning milling chambers.  Our WonderMills and Wonder Junior Hand Grain Mills are sold with limited lifetime warranties and warranty work is performed at our service center in Pocatello, Idaho or at our authorized service locations in Australia, Canada and the United Kingdom.

We believe our electric WonderMill is one of the quietest and fastest electric flour mills available.  It may be used to grind wheat, rice and other small grains at temperatures that preserve nutrients, but will also grind legumes and beans as large as garbanzos. The WonderMill is adjustable to provide a texture ranging from fine pastry flour to coarse flour. Our electric WonderMill has a relatively large capacity and a 1250 watt motor that enables it to grind approximately 100 pounds of flour in one hour.  The electric WonderMill has also been designed to be easy to use. The user simply fills the hopper, selects the grinding setting, turns it on and it begins to grind the grain. There are no small parts or gaskets to misplace, and cleaning the WonderMill is quick, easy and almost dust free. The list price for our electric WonderMill is $279.95.

We believe our Wonder Junior Hand Grain Mill is a high quality and versatile hand mill. The Wonder Junior will grind wheat, rice and other small grains and will also grind legumes and beans as large as garbanzos. It can be adjusted to create very fine flour or coarse cracked grains for cereals. By swapping the stone heads for the stainless steel burr heads a user can also make peanut butter or other nut butters, can grind flax or any other oily or wet grain, and can grind herbs and spices, soy beans, and legumes. The whole Wonder Junior mill is powder-coated making it safe to wash for easy clean up. The hopper is large and holds over one quart. The octagon shape of the hopper makes it easy to fill. And because the Wonder Junior is one-piece construction the user does not need to worry about the hopper coming off during milling like some other hand grain mill models. The Wonder Junior also contains a heavy-duty patented double clamp which attaches to tables or counters up to two inches thick.  The Wonder Junior Hand Grain Mill uses large lifetime lubricated bearings and has a heavy base that can be bolted to any table or counter if desired.  We believe the stone heads on the Wonder Junior are approximately one-third thicker than most of the competing manual grain mills which are designed to result in a smoother operation. In seconds, the high-quality stainless steel burr heads can be put on the Wonder Junior for milling wet or oily grains.  The Wonder Junior is also easy to use. The user simply loads the easy-fill hopper, turns the handle, and it begins to grind flour or other grains. The list price for the Wonder Junior Hand Grain Mill is $219.95.

Manufacturing

Our mills are manufactured to our specifications under contract with a manufacturer in India for our Wonder Junior Hand Grain Mill and in Korea for our electric WonderMill and we are dependent on such suppliers to provide us with our inventory of products.  Such manufacturers manufacture our products pursuant to purchase orders provided by us from time to time and then drop ship the products to our warehouse in Pocatello, Idaho and to our authorized resellers in Australia and the United Kingdom.  We typically order a minimum of 500 products in each purchase order and we attempt to maintain an inventory of 1,000 products in our warehouse.  We submit payment with our purchase orders and we submit our purchase orders based on sales projections that take into account the prior year’s sales, sales in the current year, general economic conditions and other factors.  The lead time between submission of a purchase order and delivery of finished products is approximately 60 days for our electric WonderMill and approximately 90 days for our Wonder Junior Hand Grain Mill.  If we should underestimate sales and fail to timely submit purchase orders for new products, we could face delays in providing our products to dealers and their customers which could have a negative effect on our reputation and result in a decline in our product sales.  If we should overestimate sales, we will have invested our capital in products that remain in our warehouse or in the facilities of our authorized resellers, which will have a negative effect on our financial condition and results of operations.  No assurances can be given that we will be able to accurately predict sales so as to maintain an optimal level of inventory in our system.

Our products are assembled using parts that we believe to be readily available from several sources and we believe the assembly process could be performed by a number of different manufacturers in India and Asia.  However, we are dependent on our current manufacturers to provide timely deliveries of quality parts and products in order to meet customer demand for the timely delivery of our products.  Furthermore, the ability of our manufacturers and their suppliers to timely deliver raw materials, parts and finished goods may be affected by events beyond their control, such as the inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, or significant weather and health conditions (such as SARS) affecting manufacturers and/or shippers.  Any adverse change in such things as our relationship with our third party manufacturers, the financial condition of such manufacturers, our ability to import our products from such manufacturers and their ability to manufacture and deliver our products on a timely basis could have a material adverse effect on our business, results of operations and financial condition.  No assurance can be given that we could quickly or effectively replace any of our manufacturers if the need arose, and we cannot assure you that we could retrieve tooling and molds possessed by either of our manufacturers.  Our dependence on these two manufacturers could also adversely affect our ability to react quickly and effectively to changes in the market for our products.  The use of international manufacturers also subjects us to several significant risks that are beyond our control and the control of our manufacturers including, among other things, labor unrest, social, political and economic instability, restrictions on transfers of funds, domestic and international customs and tariffs, unexpected changes in regulatory environments and potentially adverse tax consequences.

Labor in India and Korea has historically been readily available at relatively low cost as compared to labor costs in North America.  However, both countries have experienced rapid social, political and economic changes in recent years. We cannot assure you that labor will continue to be available to us in India or Korea at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on our operations in such countries.  A substantial increase in labor costs in India or Korea could have a material adverse effect on our business, results of operations and financial condition.

Marketing and Sales

We sell our grain mills on a wholesale basis to retail dealers in all fifty states, in Australia, Canada, the United Kingdom and other foreign countries and to several online retailers.  We maintain a website at www.thewondermill.com that includes information about our products, video demonstrations, dealer locator information, customer reviews, recipes for use with WonderMill products, information with regard to grain varieties and where to purchase them, customer support and repair forms and information on how to become a dealer.  John Hofman and Bruce Crane, our officers, directors and principal stockholders, each own retail stores that purchase our WonderMill grain mills from us on the same terms as other retailers.  Sales to these related parties for our 2010 and 2009 fiscal years were $82,886 and $165,314, respectively, which amounted to 7% and 14%, respectively, of our total sales.  In addition, we have one other customer that accounted for 10% and 12%, respectively, of our total sales during our 2010 and 2009 fiscal years. The loss of any of these major customers would be expected to have a material adverse effect on our results of operations.

We incur advertising costs of a non-direct nature due in connection with advertising on our website and to our authorized dealers. During our fiscal years ended December 31, 2010 and 2009 our advertising costs were $8,734 and $899, respectively.

Intellectual Property

We hold a patent on our Wonder Junior Hand Grain Mill and we hold trademarks on the design of the electric WonderMill and the name “WonderMill.”  We also hold a copyright on the Wonder Junior Hand Grain Mill.  However, no assurance can be given that this patent and these trademarks will provide sufficient protection against potential competitors and we may be unable to successfully assert our intellectual property rights or these rights may be invalidated, circumvented or challenged.  Any such invalidity, particularly with respect to our product names, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on our business.

Facilities

Our offices are located at 322 West Griffith Road, Pocatello, Idaho  83201, where our telephone number is (208) 234-9352.  Our facilities consist of approximately 3,000 square feet of warehouse and office space located in a building owned by Big John’s Store LLC, a company owned by John Hofman, our president, director and principal stockholder.  Such space is shared with Big John’s Store LLC, a retail store owned by Mr. Hofman.  Such space is provided to us under an Idaho Management Agreement with Big John’s Store LLC pursuant to which we pay a flat monthly rate for management services and the use of such space.  Such agreement is on a month-to-month basis.

Competition

The home grain grinding industry is intensely competitive with respect to price, quality, features and durability and it is often difficult to entice customers to try a new product.  There are also many well-established competitors with substantially greater financial and other resources than the Company.  Such competitors include a large number of national and regional companies and most of our competitors have been in existence for a substantially longer period than have we and are better established.  We believe our primary competitors are Blendtec which produces the Blendtec Grain Mill, Nutrimill, which produces the Nutrimill Wheat Grinder, Country Living, which produces the Country Living Grain Mill, and Chris Enterprises, which produces the Family Grain Mill.  Almost all of such competitors are more established and have more experience and financial and human resources than do we.  As such, there can be no assurance that we will be able to compete effectively in our chosen market.  In addition, a change in the pricing, marketing or promotional strategies or product mix of one or more of these competitors could have a material adverse impact on our sales and earnings.

Government Regulation

Our operations are subject to numerous Federal, state and local government regulations, including those relating to the manufacture and distribution of electric and food preparation equipment and the importation of manufactured products from foreign countries.  Our electric WonderMills meet the applicable requirements of Underwriters Laboratories (UL), Canadian Standards Association (CSA), and have received CE mark approval in Europe. The failure to comply with such requirements or increase in the cost of compliance could adversely affect our operations.  Our company is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in Idaho. We are also subject to Federal and state environmental regulations, but these have not had a material effect on our operations to date.  Our operations are also subject to Federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime.

Employees and Consultants

We currently have two employees, both of whom are officers and directors of the Company.  None of our employees is represented by a labor union and we believe our relationship with our employees to be good.  The loss of our officers, particularly our president, would have a material adverse impact on our business and there is no assurance that we could locate qualified replacements.  We have not entered into employment agreements with our officers and we do not carry “key man” life insurance on their lives.

Item 1A.  Risk Factors

Risk Factors

Our business involves significant risks.  Prospective investors are cautioned not to make an investment in our stock unless they can afford to lose their entire investment.  Prospective investors should carefully consider the following risk factors and the other information included in this annual report before deciding to buy our stock.

We only manufacture and distribute one product line and this lack of diversification subjects us to additional risks in the event sales of such product line should decline

We manufacture and distribute only the WonderMill and Wonder Junior Hand Grain Mill and we are dependent on sales of such products in order to conduct profitable operations.  If sales of such WonderMill products should decline for any reason including, changes in consumer taste, the introduction of new competing products, damage to our reputation in connection with product liability or customer complaints, or any number of other reasons, such decrease in sales may be anticipated to have a material adverse effect on our results of operations.

Our reliance on manufacturing facilities and suppliers in India and Korea could make us vulnerable to supply interruptions related to the political, legal and cultural environments in India and Korea

Our products are manufactured by third-party manufacturers in India and Korea. Our ability to continue to select reliable vendors who provide timely deliveries of quality parts and products will impact our success in meeting customer demand for timely delivery of quality products. Furthermore, the ability of third-party manufacturers to timely deliver finished goods and/or raw materials, may be affected by events beyond their control, such as inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, or significant weather and health conditions (such as SARS) affecting manufacturers and/or shippers.  Any adverse change in, among other things, any of the following could have a material adverse effect on our business, results of operations and financial condition:

•	our relationship with third-party manufacturers;

•	the financial condition of our third-party manufacturers or their suppliers;

•	our ability to import products from these third-party manufacturers; or

•	our third-party manufacturers’ ability to manufacture and deliver outsourced products on a timely basis.

We cannot assure you that we could quickly or effectively replace any of our manufacturers if the need arose, and we cannot assure you that we could retrieve tooling and molds possessed by any of our third-party manufacturers.  Our dependence on these two suppliers could also adversely affect our ability to react quickly and effectively to changes in the market for our products. In addition, international manufacturing is subject to significant risks, including, among other things:

•	labor unrest;

•	social, political and economic instability;

•	restrictions on transfer of funds;

•	domestic and international customs and tariffs;

•	unexpected changes in regulatory environments; and

•	potentially adverse tax consequences.

Labor in India and Korea has historically been readily available at relatively low cost as compared to labor costs in North America. However, both countries have experienced rapid social, political and economic changes in recent years. We cannot assure you that labor will continue to be available to us in India or Korea at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on our operations in such countries. A substantial increase in labor costs in India or Korea could have a material adverse effect on our business, results of operations and financial condition.  No assurances can be given that our business will not be affected by the aforementioned risks, each of which could have a material adverse effect on our business, results of operations and financial condition.  The foregoing factors may have a material adverse effect on our ability to increase or maintain our supply of products, our financial condition or the results of our operations.

Three customers account for a significant percent of our total sales and the loss of any of such customers could adversely affect our results of operations and financial condition

During our 2010 and 2009 fiscal years,  purchases of our WonderMill products by two retail stores owned by John Hofman and Bruce Crane, our officers, directors and principal stockholders, accounted for 7% and 14%, respectively, of our total sales.  In addition, purchases by one other customer accounted for 10% and 12%, respectively, of our total sales during our 2010 and 2009 fiscal years.  The loss of any of these major customers would be expected to have a material adverse effect on our results of operations and financial condition.

Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact existing customer relationships and our results of operations

We sell our WonderMill grain mills to retail dealers, including natural foods stores, emergency preparedness stores, and mass merchant retailers. A significant deterioration in the financial condition of our major customers or a significant number of our smaller customers could have a material adverse effect on our sales and profitability. A bankruptcy filing by a key customer or customers could also have a material adverse effect on our business, results of operations and financial condition.  In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories.

Our business involves the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition

As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous.  Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products.  Additionally, laws regulating certain consumer products exist in some cities and states and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we could not sell.

We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects.  Although we maintain product liability insurance in amounts that we believe are reasonable, we cannot assure you that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. Additionally, we do not maintain product recall insurance. As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.  In addition, we face potential exposure to unusual or significant litigation arising out of alleged defects in our products or otherwise. We spend time and resources to comply with governmental and other applicable standards.  However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk.  We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage.  As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

The infringement or loss of our proprietary rights could have an adverse effect on our business

We believe that our rights in owned and licensed names are a significant part of our business and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks. The breadth or degree of protection that these trademarks afford us may be insufficient, or we may be unable to successfully leverage our trademarks in the future. The costs associated with protecting our intellectual property rights, including litigation costs, may be material.  We may be unable to successfully assert our intellectual property rights or these rights may be invalidated, circumvented or challenged.  Any such inability, particularly with respect to the names of our products, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on us.  In addition, because our business strategy is heavily dependent upon the use of brand names, adverse publicity with respect to products that are not sold by us, but bear the same brand names, could have a material adverse effect on us.

Government regulations could adversely impact our operations

Throughout the world, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc. or other safety regulation certification prior to marketing electrical appliances in those jurisdictions. Our electric WonderMill product has such certifications. However, our product may not continue to meet such specifications. Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. A determination that we are not in compliance with such rules and regulations could result in the imposition of fines or an award of damages to private litigants.

We face risks related to the current economic crisis

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. Global economic conditions have significantly impacted economic markets within certain sectors, with the financial sector and retail businesses being particularly impacted. Our ability to generate revenue from sales of our WonderMill grain mills depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for our products or our ability to manage normal commercial relationships with our customers, suppliers and creditors.  The recent continuation of a number of negative economic factors, including heightened investor concerns about the credit quality of mortgages, constraints on the supply of credit to households, continuing increases in energy prices, lower equity prices, softening home values, uncertainty and perceived weakness in the labor market and general consumer fears of a shallow recovery or renewed recession could have a negative impact on discretionary consumer spending. If the current situation deteriorates significantly, our business could be negatively impacted, including as a result of reduced demand for our products or supplier or customer disruptions. Any significant decrease in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition. In addition, our ability to access the capital markets may be severely restricted at a time when we would like or need to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

We may not be able to absorb the costs of being a public company

As a reporting company under the Exchange Act, we are required to file quarterly, annual and current reports with the SEC, to prepare unaudited interim financial statements and annual audited financial statements, to periodically review our disclosure controls and our control over internal financial accounting, and otherwise to comply with the applicable provisions of the Sarbanes-Oxley Act of 2002 and the provisions of Federal and state law applicable to public companies.  Our status as a publicly reporting company results in significant additional costs, primarily in the form of legal and accounting fees, that we estimate to range from approximately $40,000 to $70,000 per year, and there is no assurance that we will continue to be able to absorb the costs of being a public reporting company or that such costs will not have a material adverse effect on our results of operations and financial condition.  In addition, if our stock should ever become listed on a national stock exchange, we will incur additional costs in complying with the requirements of such exchange.

We will be required to establish and maintain acceptable internal controls related to financial reporting which will be difficult, time consuming and expensive

As a public reporting company, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Such controls will be reviewed by our independent registered public accounting firm in connection with the annual audit of our financial statements and in the future such firm may be required to provide a report with respect to our internal control over financial reporting.  Since we do not have employees with the requisite accounting expertise or experience or an internal audit or accounting group, we will need to rely on consultants and other outside experts to assist us in establishing and maintaining internal control over financial reporting which is anticipated to be expensive.  There is no assurance that we will be able to pay the costs of establishing such controls or that we will be able to establish controls that are free from material weaknesses.

We depend on our officers and the loss of their services would have an adverse effect on our business

We have only two employees, both of whom are officers of the Company.  We are dependent on our officers, particularly our president, to operate our business and the loss of such person would have an adverse impact on our operations until such time as he could be replaced, if he could be replaced.  We do not have employment agreements with our officers and we do not carry key man life insurance on their lives.  (See “Management.”)

Because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share

The home grain grinding business is highly competitive and is affected by changes in consumer tastes, as well as national, regional and local economic conditions and demographic trends. Our sales can be affected by changes in consumer tastes and practices, the costs of purchasing fresh ground grain at retail outlets, the popularity of grinding grain at home for health and emergency preparedness reasons, and the type, price and quality of competing grinders available in the marketplace. The home grain grinding business is extremely competitive with respect to price, quality, features and durability.  We compete with a variety of other manufacturers of home grain grinders including national and regional companies with name brand recognition who manufacture more than just a single product or product line.  Many of our competitors have been in existence longer and have a more established market presence and substantially greater financial, marketing and other resources than do we.  New competitors may emerge and may develop new or innovative grain grinding products that compete with our WonderMill. No assurance can be given that we will be able to continue to compete successfully in the home grain grinding business.

There is currently no trading market for our stock and there is no assurance that any market will develop in the future, which means a purchaser of our shares may not be able to resell the shares in the future

There is currently no trading market for our stock, and there can be no assurance that an active or liquid trading market for our stock will develop in the future. As a result, an investment in our common stock must be considered an “illiquid” investment and a purchaser may not be able to resell the shares acquired by him, her or it in the future.  (See “Item 9. Market of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.”)

Our stock will be subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock

Our stock will be subject to special sales practice requirements applicable to “penny stocks” which are imposed on broker-dealers who sell low-priced securities of this type.  These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when a trading market should develop.  (See “Item 9. Market of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.”)

Our officers and directors own a majority of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

As of March 22, 2011, our officers, directors and founding stockholders were the beneficial owners of approximately 85.7% of our issued and outstanding shares of common stock.  Such persons will be able to determine the outcome of actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company. (See “Item 4.  Security Ownership of Certain Beneficial Owners and Management.”)

All of our issued and outstanding shares are currently eligible for sale under Rule 144, which may have an adverse impact on any trading market that may develop for our common stock

Of the 21,000,000 issued and outstanding shares of our common stock, approximately 18,000,000 shares constitute restricted securities held by affiliates of the Company and 3,000,000 shares constitute shares held by non-affiliates which may currently be traded without restriction.   Once restricted shares have been held by shareholders who are non-affiliates for more than one year, such non-affiliates are able to sell such shares in any market for our common stock without limitation.  For stockholders who are “affiliates” of the Company, which generally includes officers, directors and 10% or greater stockholders, Rule 144 generally requires that they not make any sales unless the Company is current in the filing of periodic reports with the SEC, that they file notices on Form 144 with respect to such sales, and that their public sales of restricted securities do not exceed the greater of 1% of the Company’s issued and outstanding shares of common stock or 1% of the average trading volume on a national exchange during the preceding four weeks.  The possibility of sales under Rule 144 may, in the future, have a depressive effect on the price of the Company’s securities in any market which may develop.

We do not anticipate paying dividends in the foreseeable future

We have never paid dividends on our stock. The payment of dividends, if any, on the common stock in the future is at the discretion of the board of directors and will depend upon our earnings, if any, capital requirements, financial condition and other relevant factors. The board of directors does not intend to declare any dividends on our common stock in the foreseeable future.

We have only two directors and they are not independent directors, which means our board of directors may be influenced by the concerns, issues or objectives of management to a greater extent than would occur with a number of independent directors

We have only two directors and they are not independent directors.  As a result, our board of directors may be influenced by the concerns, issues or objectives of management to a greater extent than would occur with independent board members. In addition, we do not have the benefit of having persons independent of management review, comment and direct our corporate strategies and objectives and oversee our reporting processes, our disclosure controls and procedures and our internal control over financial reporting.

We have the ability to issue additional shares of common stock and to issue shares of preferred stock without stockholder approval

The Company is authorized to issue up to 100,000,000 shares of common stock.  To the extent of such authorization, the officers of the Company have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as they believe to be sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the Company’s current stockholders.   The Company is also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. To the extent of any authorizations, such designations may be made without stockholder approval. The designation and issuance of a series of preferred stock in the future could create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

Item 1B.  Unresolved Staff Comments.

Not Applicable.  The Company is a “smaller reporting company.”

Item 2.  Properties.

Our offices are located at 322 West Griffith Road, Pocatello, Idaho  83201, where our telephone number is (208) 234-9352.  Our facilities consist of approximately 3,000 square feet of warehouse and office space located in a building owned by Big John’s LLC, a company owned by John Hofman, our president, director and principal stockholder, which is shared with Big John’s, a retail store owned by Mr. Hofman.  Such space is provided to us under an Idaho Management Agreement with Big John’s LLC pursuant to which we currently pay a flat rate of $9,200 per month for management services and the use of such space.  Such agreement is on a month-to-month basis.

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no trading market for the Company's stock and there can be no assurance that a trading market for the Company's stock will develop in the future.

At March 22, 2011, there were 33 holders of record of the Company's common stock, as reported by the Company's transfer agent.  In computing the number of holders of record, any broker-dealer or clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

No dividends have ever been paid on the Company's securities, and the Company has no current plans to pay dividends in the foreseeable future.

Special Sales Practice Requirements with Regard to “Penny Stocks”

In order to protect investors from patterns of fraud and abuse that have occurred in the market for low priced securities commonly referred to as “penny stocks,” the SEC has adopted regulations that generally define a “penny stock” to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions.  We anticipate that the price of our stock in any trading market that may develop in the future would be well below $5.00 per share and that our stock will be subject to the “penny stock” regulations.  As a result, broker-dealers selling our common stock will be subject to additional sales practices when they sell our stock to persons other than established clients and “accredited investors.”  For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser’s written consent to the transaction and deliver a risk disclosure document relating to the penny stock market.  The broker-dealer  must also  disclose the  commission  payable to both the broker-dealer and the registered representative taking the order, current quotations  for the securities  and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer’s presumed control over the market.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Such “penny stock” rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

Transfer Agent

Action Stock Transfer Corp., 7069 South Highland Dr., Suite 300, Salt Lake City, UT 84121, Telephone:  (801) 274-1088, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

During our 2010 fiscal year, we did not sell any unregistered securities.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2010 fiscal year.

Item 6.  Selected Financial Data

Not Applicable.  The Company is a “smaller reporting company.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to the risk factors described in Part I, Item 1A hereof under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at December 31, 2010 and December 31, 2009.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the years ended December 31, 2010 and 2009.

Revenue Recognition

We record revenue from the sales of grain mills and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.

Warranties

We provide limited warranties to our customers for certain of our products sold.  We perform warranty work at our service center in Pocatello, Idaho or at other authorized service locations.  Warranty expenses have not been material to our consolidated financial statements.

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the years ended December 31, 2010 and 2009.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the years ended December 31, 2010 and 2009.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of December 31, 2010 and December 31, 2009, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  In addition, the overall downturn in the U.S. economy during the past several months has negatively impacted our operations. We did, however, experience a 7% increase in sales during the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of successful marketing of our hand operated grain mills.

We have historically derived a portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers. Our sales were comprised of the following for the years ended December 31:

	2010	2009

Sales	$1,140,623	$977,704
Sales – related parties	82,886	165,314

Total sales	$1,223,509	$1,143,018

Sales to related parties represented approximately 7% and 14% of total sales for the years ended December 31, 2010 and 2009, respectively.

Cost of Sales

Cost of sales for the year ended December 31, 2010 was $846,021, compared to $820,318 for the year ended December 31, 2009, an increase of $25,703, or approximately 3%.  This increase in cost of sales is primarily attributed to the increase in sales in the current year.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 69% for the year ended December 31, 2010, compared to approximately 72% for the year ended December 31, 2009.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $308,121 for the year ended December 31, 2010, compared to $222,166 for the year ended December 31, 2009, an increase of $85,955 or approximately 39%.  The increase in these expenses in the current year is primarily attributed to an increase in our monthly management fee, legal and accounting expenses, website development expenses and medical related benefits.  The increase in legal and accounting expenses resulted primarily from our filing of a registration statement on Form 10 and related amendments during the second and third quarters of 2010 and the filing of periodic reports with the SEC following the effectiveness of such registration statement.

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space. The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management. We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company. Effective May 1, 2009, the monthly fee was increased from $7,700 to $9,200 as a result of the construction of a new office/warehouse building by the related party and the increase in its costs of providing the space to the Company.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement. Included in selling, general and administrative expenses were management fees totaling $112,200 and $106,200 for the years ended December 31, 2010 and 2009, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for both years presented.  Depreciation and amortization expense was $2,456 and $2,432 for the years ended December 31, 2010 and 2009, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the years ended December 31, 2010 and 2009.

Other Expense: Interest Expense – Related Parties

Other expense includes interest expense on indebtedness to related parties.  Total interest expense – related parties remained fairly constant for both years presented and was $18,041 and $18,777 for the years ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $687,247, including cash of $111,759, and current liabilities of $147,681, resulting in working capital of $539,566.  Our current assets and working capital included inventories of $160,347 and deposits of $384,544.  At times, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.  In addition, as of December 31, 2010, we had total stockholders’ equity of $362,920.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and from the issuance of our common stock.

For the year ended December 31, 2010, net cash used in operating activities was $777, as a result of increases to accounts receivable of $167, deposits of $132,791 and prepaid expenses of $1,953 and decreases in accounts payable of $8,176 and income taxes payable of $9,723, partially offset by our net income of $37,177, non-cash expenses of $2,456, decrease in inventories of $107,983, and an increase in accrued interest payable – related parties of $4,417.

By comparison, for the year ended December 31, 2009, net cash used in operating activities was $171,786, as a result of increases to inventories of $135,963, deposits of $119,220 and prepaid expenses of $22 and a decrease in income taxes payable of $34,373, partially offset by our net income of $58,886, non-cash expenses of $2,432, decrease in accounts receivable of $29,595, and increases in accounts payable of $24,835 and accrued interest payable – related parties of $2,044.

For the year ended December 31, 2010, we had net cash used in investing activities of $848 consisting of the acquisition of property and equipment.  We had no cash used in or provided by investing activities in the year ended December 31, 2009.

For the year ended December 31, 2010, net cash provided by financing activities was $12,280, comprised of $15,000 from the proceeds of notes payable – related parties, partially offset by repayment of notes payable – related parties of $2,720.

For the year ended December 31, 2009, net cash provided by financing activities was $49,962, comprised of proceeds from the issuance of common stock of $100,000, partially offset by repayment of long-term debt – related party of $2,538 and repayment of notes payable – related parties of $47,500.

At December 31, 2010, we had short-term notes payable – related parties totaling $95,627, which are payable to our principal stockholders, are unsecured, bear interest at 6% per annum and are generally due on demand.  In addition, at December 31, 2010, we had long-term debt – related party of $194,087 (current portion $2,917) payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $1,362 through April 2036.  Accrued interest payable – related parties was $18,452 and $14,035 at December 31, 2010 and 2009, respectively.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended December 31, 2010 and through the date of this filing that we believe are applicable or would have a material impact on the consolidated financial statements of the Company.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.  The Company is a “smaller reporting company.”

Item 8.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

•

Index to Consolidated Financial Statements

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2010 and 2009

•

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

•

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009

•

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

•

Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial office, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2010, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of December 31, 2010 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table indicates the name, age, term of office and position held by each of our officers and directors.  The term of office for each officer position is for one year or until his or her successor is duly elected and qualified by the board of directors.  The term of office for a director is for one year or until his or her successor is duly elected and qualified by the stockholders.

Name	Age	Term Of Office	Positions Held
John B. Hofman	51	2011	President, Secretary, Treasurer and Director
Bruce P. Crane	64	2011	Vice President and Director

Certain biographical information for the Company’s directors and officers is set forth below.

John B. Hofman is the founder of the Company and has served as its president, secretary, treasurer and a director since its inception in March 2004.  From 1987 to the present, Mr. Hofman has owned and operated Big John’s Store LLC, a retail store in Pocatello, Idaho specializing in retailing grain mills, small kitchen appliances, and other healthy living products.  Big John’s Store LLC also operates a web-based business which markets the same healthy living products.  Mr. Hofman also owns and operates Big John’s Mini-Storage LLC, a self-storage business with over 400 units.  During the past twenty years, Mr. Hofman has served on the board of directors of Creative Technologies LLC and Distribution Direct LLC.  Mr. Hofman spends approximately 75% of his available business time (thirty hours per week) working for Grote Molen, Inc.  Mr. Hofman graduated from Idaho State University in 1987 with a B.S. degree in Economics.

Bruce P. Crane has served as our vice president and a director since August 1, 2005.  From 1981 to the present, Mr. Crane has owned and operated Kitchen Kneads, a store in Ogden, Utah which markets and retails health-related products to Utah and to Internet-based customers throughout the world.  During this time Mr. Crane has had extensive experience in the marketing and distribution of grain mills and small kitchen appliances, and has established a broad dealer network in his own business.  Mr. Crane is also a partner in Scotch Brothers Trucking.  During the past twenty years, Mr. Crane has served on the board of directors of Creative Technologies LLC and Distribution Direct LLC.  Mr. Crane graduated from Brigham Young University with a B.S. degree in business in 1969.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2010 and the directors took action by written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not hold an annual stockholders’ meeting during the 2010 year.

Board of Directors

Our board of directors consists of two persons, John B. Hofman and Bruce P. Crane.  Such persons are not “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace because they are officers and employees of the Company.

Our board of directors has not appointed any standing committees, there is no separately designated audit committee and the entire board of directors acts as our audit committee.  The board of directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our securities are not listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

The Company does not have a compensation committee and the entire board participates in the consideration of executive officer and director compensation.  The Company’s president and vice president are also members of the Company’s board of directors and they participate in determining the amount and form of executive and director compensation.  To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Company does not have a standing nominating committee and the Company’s entire board of directors performs the functions that would customarily be performed by a nominating committee.  The board of directors does not believe a separate nominating committee is required at this time due to the limited size of the Company’s business operations and the limited resources of the Company which do not permit it to compensate its directors.  The board of directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

Code of Ethics

We have not adopted a Code of Ethics that applies to our executive officers, including our principal executive, financial and accounting officers.  We do not believe the adoption of a code of ethics at this time would provide any meaningful additional protection to the Company because we have only two officers and our business operations are not extensive or complex.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2010, but the directors met during 2010 for informal discussions and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not hold an annual stockholder meeting during the 2010 year.

Communications with Directors

Shareholders may communicate with the Board of Directors or any individual director by sending written communications addressed to the Board of Directors, or any individual director, to: Grote Molen, Inc., Attention: Corporate Secretary, 322 West Griffith Road, Pocatello, Idaho 83201.  All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate. In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC.  Officers, directors, and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the copies of such reports furnished to us, we believe that all Section 16(a) filing requirements were timely met during 2010 except that the initial reports of securities ownership on Form 3 filed by John B. Hofman and Bruce P. Crane were due on the effective date of the Company’s Form 10 registration statement but were filed approximately twenty days late.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our chief executive officer in all capacities for the fiscal years ended December 31, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

John B. Hofman	2010	-	-	-	-	-	$130,179	$130,179
President(1)	2009	-	-	-	-	-	$114,519	$114,519

(1)

Consists of: (i) payments made to Big John’s Store LLC, a company managed and owned by John Hofman, under an Idaho Management Agreement with Big John’s LLC for the provision of management services and office and warehouse space in the amount of $110,400 during 2010 and $104,400 during 2009; (ii) medical insurance premiums in the amount of $13,629 during 2010 and $4,119 during 2009; and (iii) contributions to a Health Savings Account for the benefit of Mr. Hofman in the amount of $6,150 during 2010 and $6,000 during 2009.

We have not granted our officers or directors any stock options, stock awards or other forms of equity compensation.

We do not have any retirement, pension or profit sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Officer Compensation

John Hofman and Bruce Crane, our President and Vice President, respectively, are our only employees.  We do not pay any direct compensation to our officers for service in such capacities.  However, we pay a management fee to Big John’s Store LLC, a company owned by John B. Hofman, for the provision of management services and office and warehouse space, which payments totaled $110,400 during our 2010 fiscal year and $104,400 during our 2009 fiscal year.  We also pay Bruce Crane $150 per month for expense reimbursement.  In August 2009, we also began paying the premiums for such persons’ medical and dental insurance which amounted to $13,629 for each of Mr. Hofman and Mr. Crane during our 2010 fiscal year and $4,119 for each of such persons for the period from August 1 through December 31, 2009.  In  2010, we also made contributions to the Health Savings Accounts of Messrs. Hofman and Crane in the amount of $6,150 and $7,150, respectively, and in 2009, we made contributions to the Health Savings Accounts of Messrs. Hofman and Crane in the amount of $6,000 for each of such persons, which were the maximum contributions permitted for such years.   We plan to continue to pay such medical insurance premiums and to make annual contributions to such Health Savings Accounts in the future.  We also reimburse our officers for reasonable costs and expenses incurred by them in connection with our business.  We have not entered into an employment agreement with any of our officers.

Director Compensation

Our directors do not currently receive any compensation for serving in their capacities as directors and we have not compensated our directors for service in such capacity in the past.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 22, 2011 the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date, there were 21,000,000 issued and outstanding shares of our common stock.  The Company does not have any options, warrants or convertible securities outstanding and none of the share figures listed in the following table consist of securities that may be acquired by the holder within sixty days.

Title of Class	Beneficial Owner (1)	Amount	Percentage Ownership

Officers and Directors
Common Stock	John B. Hofman	8,000,000	38.1%
Common Stock	Bruce P. Crane	10,000,000	47.6%
Common Stock	All Executive Officers And Directors as a Group (2 Persons)	18,000,000	85.7%

(1)  Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power over the shares indicated.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

As of December 31, 2010, we were indebted to Bruce Crane, an officer, director and principal stockholder of the Company, in the aggregate principal amount of $194,087, which is payable in monthly installments pursuant to a promissory note maturing in 2036 and bearing interest at a rate of 6.97% per annum.  As of December 31, 2010, we were also indebted to Mr. Crane in the aggregate amount of $3,500 pursuant to a demand note bearing interest at 6% per annum and in the aggregate amount of $939 pursuant to non-interest bearing advances with no formal repayment terms.  As of December 31, 2010, we were indebted to John Hofman, an officer, director and principal stockholder of the Company, in the aggregate principal amount of $83,000 pursuant to demand notes bearing interest at 6% per annum and in the aggregate amount of $8,188 pursuant to non-interest bearing advances with no formal repayment terms.

Brownwick, LLC, our wholly-owned subsidiary, entered into that certain Idaho Management Agreement dated April 15, 2009, with Big John’s Store LLC, a company owned by John Hofman, our president, director and a principal stockholder, pursuant to which we pay a monthly management fee to Big John’s Store LLC to manage our day-to-day business activities and provide us with office and warehouse space.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  We have historically paid monthly management fees in varying amounts to Big John’s Store LLC pursuant to prior agreements approved by our stockholders.  The monthly fee was increased from $7,700 to $9,200 effective as of May 1, 2009 as a result of the construction of a new office/warehouse building by Big John’s Store LLC and the increase in Big John’s costs of providing such space to the Company.  The monthly fee will be evaluated on an annual basis to take into account any future increases in Big John’s costs of providing the warehouse/office space, however there are no plans to increase the monthly fee at this time.  The total management fees paid to Big John’s Store LLC during our 2010 and 2009 fiscal years was $110,400 and $104,400, respectively.  The terms of the Idaho Management Agreement are not the result of arm’s length negotiations.

Brownwick, LLC also pays Bruce Crane $150 per month for expense reimbursement.

Each of John Hofman and Bruce Crane, our officers, directors and principal stockholders, own retail companies that purchase grain mills and other products from the Company.  Sales to these related parties totaled $82,886 and $165,314 for the years ended December 31, 2010 and 2009, respectively, or approximately 7% and 14%, respectively, of our total sales for such periods.  Accounts receivable from these related parties were $13,205 and $22,957 at December 31, 2010 and 2009, respectively.  Sales to these related parties are on the same terms as sales to unrelated third parties.

Director Independence

Our board of directors consists of two persons, John B. Hofman and Bruce P. Crane.  Such persons are not “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace because they are officers and employees of the Company.

Indemnification

Our articles of incorporation provide that to the fullest extent permitted by Nevada law, now or hereafter in force, no director of the Company shall be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director.  In addition, Section 78.037 of the Nevada corporation law, Article Fourteenth of our articles of incorporation, and Section VII of our bylaws generally provide for indemnification of our directors and officers in a variety of circumstances, which may include liabilities under the Securities Act of 1933, as amended.  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is contrary to public policy as expressed in the Securities Act and, therefore, is unenforceable.

Item 14.  Principal Accountant Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009.

During the fiscal years ended December 31, 2010 and 2009, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended December 31,

	2010	2009

Audit Fees	$18,100	$10,764
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$18,100	$10,764

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.  “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters.  “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services.  “All Other Fees” consisted of fees billed for services in connection with legal matters and technical accounting research.

The Company’s Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

Item 15.  Exhibits and Financial Statement Schedules

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
10.1	10	Idaho Management Agreement dated April 15, 2009 between Big John’s LLC and Brownwick, LLC	Incorporated by Reference*
10.2	10	Promissory Note from the Company to Bruce Crane dated December 23, 2005	Incorporated by Reference*
10.3	10	Promissory Note from the Company to Bruce Crane dated December 1, 2007	Incorporated by Reference*
10.4	10	Promissory Note from the Company to John Hofman dated September 12, 2005	Incorporated by Reference*
10.5	10	Promissory Note from the Company to John Hofman dated June 11, 2008	Incorporated by Reference*
10.6	10	Exclusive Manufacturing Agreement with Korean Manufacturer dated July 7, 2010	Incorporated by Reference**
10.7	10	Form of Authorized Dealer Agreement entered into with customers purchasing over $500 of product per year	Incorporated by Reference**
10.8	10	Authorized Dealer Agreement with Big John’s LLC dated May 10, 2006	Incorporated by Reference**
10.9	10	Authorized Dealer Agreement with Kitchen Kneads dated August 29, 2005	Incorporated by Reference**
10.10	10	Promissory Note from the Company to John Hofman dated October 7, 2010	This Filing
10.11	10	Promissory Note from the Company to John Hofman dated December 27, 2010	This Filing
21.1	21	Schedule of the Registrant’s Subsidiaries	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

*Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed May 14, 2010.

**Incorporated by reference to Amendment No. 1 to the Company’ Registration Statement on Form 10-12G filed July 13, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: March 31, 2011	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011

/s/ John B. Hofman

John B. Hofman

President, Secretary, Treasurer and Director

(Principal Executive and Accounting Officer)

Dated: March 31, 2011

/s/ Bruce P. Crane

Bruce P. Crane

Director

GROTE MOLEN, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Grote Molen, Inc. and Subsidiary

Pocatello, Idaho

We have audited the accompanying consolidated balance sheets of Grote Molen, Inc. and Subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2010. Grote Molen, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grote Molen, Inc. and Subsidiary as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 31, 2011

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$111,759	$101,104
Accounts Receivable	28,466	28,299
Inventories	160,347	268,330
Deposits	384,544	251,753
Prepaid Expenses	2,131	178

Total Current Assets	687,247	649,664

Property and Equipment, net	8,916	9,472
Intangible Assets, net	5,608	6,660

Total Assets	$701,771	$665,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$30,685	$38,861
Accrued Interest Payable – Related Parties	18,452	14,035
Income Taxes Payable	-	9,723
Current Portion of Long-Term Debt – Related Party	2,917	2,721
Notes Payable – Related Parties	95,627	80,627

Total Current Liabilities	147,681	145,967

Long-Term Debt – Related Party	191,170	194,086

Total Liabilities	338,851	340,053

Stockholder’s Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	252,920	215,743

Total Stockholders’ Equity	362,920	325,743

Total Liabilities and Stockholders’ Equity	$701,771	$665,796

See Notes to Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

Sales	$1,223,509	$1,143,018

Cost of Sales	846,021	820,318

Gross Profit	377,488	322,700

Operating Costs and Expenses:
Selling, General and Administrative	308,121	222,166
Depreciation and Amortization	2,456	2,432

Total Operating Costs and Expenses	310,577	224,598

Income From Operations	66,911	98,102

Other Expense: Interest Expense – Related Parties	18,041	18,777

Income Before Income Taxes	48,870	79,325

Provision for Income Taxes	11,693	20,439

Net Income	$37,177	$58,886

Net Income Per Common Share - Basic and Diluted	$0.00	$0.00

Weighted Average Shares Outstanding - Basic and Diluted	21,000,000	20,671,644

See Notes to Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional Paid-In Capital	Retained Earnings	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	-	$-	20,000,000	$20,000	$(10,000)	$156,857	$166,857
Issuance of Common Stock for Cash	-	-	1,000,000	1,000	99,000	-	100,000
Net Income	-	-	-	-	-	58,886	58,886

Balance, December 31, 2009	-	-	21,000,000	21,000	89,000	215,743	325,743
Net Income	-	-	-	-	-	37,177	37,177

Balance, December 31, 2010	-	$-	21,000,000	$21,000	$89,000	$252,920	$362,920

See Notes to Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash Flows from Operating Activities
Net Income	$37,177	$58,886
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,456	2,432
(Increase) Decrease in:
Accounts Receivable	(167)	29,595
Inventories	107,983	(135,963)
Deposits	(132,791)	(119,220)
Prepaid Expenses	(1,953)	(22)
Increase (Decrease) in:
Accounts Payable	(8,176)	24,835
Accrued Interest Payable – Related Parties	4,417	2,044
Income Taxes Payable	(9,723)	(34,373)

Net Cash Used in Operating Activities	(777)	(171,786)

Cash flows from Investing Activities:
Acquisition of Property and Equipment	(848)	-

Net Cash Used in Investing Activities	(848)	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable – Related Parties	15,000	-
Proceeds from Issuance of Common Stock	-	100,000
Repayment of Long-Term Debt – Related Party	(2,720)	(2,538)
Repayment of Notes Payable – Related Parties	-	(47,500)

Net Cash Provided by Financing Activities	12,280	49,962

Net Increase (Decrease) in Cash	10,655	(121,824)

Cash, Beginning of Year	101,104	222,928

Cash, End of Year	$111,759	$101,104

See Notes to Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNICANT ACCOUNTING POLICIES

Organization

Grote Molen, Inc. (“Grote Molen”) was incorporated under the laws of the State of Nevada on March 15, 2004.  BrownWick, LLC (“BrownWick”), a wholly-owned subsidiary, was formed in the State of Idaho on June 5, 2005.  The principal business of Grote Molen and BrownWick (collectively the “Company”) is to distribute grain mills and related accessories for home use.

Principles of Consolidation

The consolidated financial statements include the accounts of Grote Molen and BrownWick.  All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with a maturity of three months or less to be cash equivalents.  Since inception, the Company has not held any short-term investments considered to be cash equivalents.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  We determined that no allowance for doubtful accounts was required at December 31, 2010 and 2009.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 3 to 10 years.  Depreciation expense was $1,404 and $1,380 for the years ended December 31, 2010 and 2009, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization.  Amortization is computed using the straight-line method based on the estimated useful lives or contractual lives of the assets, which range from 10 to 30 years.  Amortization expense was $1,052 for each of the years ended December 31, 2010 and 2009.

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable.  Therefore, no impairment loss was recognized during the years ended December 31, 2010 and 2009.

Revenue Recognition

We record revenue from the sales of grain mills and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.

Warranties

We provide limited warranties to our customers for certain of our products sold.  We perform warranty work at our service center in Pocatello, Idaho or at other authorized service locations.  Warranty expenses have not been material to our consolidated financial statements.

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities.  We had no material research and development costs for the years ended December 31, 2010 and 2009.

Advertising

Advertising costs are non-direct in nature, and are expensed over the periods in which the advertising takes place.  Advertising expense totaled $8,734 and $899 for the years ended December 31, 2010 and 2009, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and trade receivables.

In the normal course of business, we provide credit terms to our customers.  Accordingly, we perform ongoing credit evaluations of our customers and maintain allowances for possible losses as appropriate.

We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti dilutive.  We have not granted any stock options or warrants since inception of the Company.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following at December 31:

	2010	2009

Trade accounts receivable – related parties	$13,205	$22,957
Trade accounts receivable	10,261	342
Employee advances	5,000	5,000

	$28,466	$28,299

Property and equipment consist of the following at December 31:

	2010	2009

Office equipment	$3,527	$2,679
Warehouse equipment	10,097	10,097
Website development	2,000	2,000

	15,624	14,776
Accumulated depreciation	(6,708)	(5,304)

	$8,916	$9,472

Intangible assets consist of the following at December 31:

	2010	2009

License	$10,500	$10,500
Patent	100	100

	10,600	10,600
Accumulated amortization	(4,992)	(3,940)

	$5,608	$6,660

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following at December 31:

	2010	2009

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	-

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	-

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$95,627	$80,627

Long-term debt – related party is comprised of the following at December 31:

	2010	2009

Note payable to a stockholder, due in monthly installments of $1,362 through April 2036, with interest at 6.97 % per annum	$194,087	$196,807
Less current portion	(2,917)	(2,721)

Long-term portion	$191,170	$194,086

Future maturities of long-term debt – related party are as follows:

Years Ending December 31:

2011	$2,917
2012	3,126
2013	3,351
2014	3,592
2015	3,851
Thereafter	177,250
194,087
Less current portion	(2,917)

Long-term portion	$191,170

Interest expense on this related party debt was $18,041 and $18,777 for the years ended December 31, 2010 and 2009, respectively.  Accrued interest payable to related parties was $18,452 and $14,035 at December 31, 2010 and 2009, respectively.

NOTE 4 – INCOME TAXES

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows for the years ended December 31:

	2010	2009

Federal provision at statutory rate	$19,059	$30,937
State income tax, net of federal benefit	2,268	5,114
Impact of graduated rates	(11,498)	(16,796)
Change in valuation allowance	1,864	1,184

Provision for income taxes	$11,693	$20,439

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2010	2009

Current asset – related party interest expense	$6,273	$4,772
Long-term liability – depreciation and amortization	(2,522)	(2,885)

	3,751	1,887
Valuation allowance	(3,751)	(1,887)

	$-	$-

In recording the valuation allowances, we were unable to conclude that it is more likely than not that all or a portion of a net deferred tax asset will be realized.

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements.  We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the years ended December 31, 2010 and 2009.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses.  As of December 31, 2010 and 2009, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and in the state of Idaho.  All U.S. federal and Idaho state income tax returns from inception in 2004 through the year ended December 31, 2010 are subject to examination.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective May 1, 2009, the monthly fee was increased to $9,200.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $112,200 and $106,200 for the years ended December 31, 2010 and 2009, respectively.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $82,886 and $165,314 for the years ended December 31, 2010 and 2009, respectively, or approximately 7% and 14%, respectively.  Accounts receivable from these related parties totaled $13,205 and $22,957 at December 31, 2010 and 2009, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 6 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares were issued and outstanding at December 31, 2010 and 2009.

During the year ended December 31, 2009, we issued 1,000,000 shares of our common stock at $0.10 per share for $100,000 cash.

NOTE 7 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the years ended December 31, 2010 and 2009, we had no non-cash financing and investing activities.

We paid cash for income taxes of $23,107 and $54,812 for the years ended December 31, 2010 and 2009, respectively.  We paid cash for interest of $13,624 and $16,742 for the years ended December 31, 2010 and 2009, respectively.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value because the interest rates on the notes approximate market rates of interest.

NOTE 9 – SIGNIFICANT CONCENTRATIONS

In addition to the sales to related parties discussed in Note 5, we had sales to one customer that accounted for approximately 10% and 12% of total sales for the years ended December 31, 2010 and 2009, respectively.

We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the year ended December 31, 2010 and through the date of this filing that we believe are applicable or would have a material impact on the consolidated financial statements of the Company.

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were issued.  We did not identify any material subsequent events requiring adjustment to or disclosure in our accompanying consolidated financial statements.