Form 10-K/A
period 2010-12-31
GROTE MOLEN INC
filed 2011-05-12
CIK 1456212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

     .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 0-18958

GROTE MOLEN, INC.

(Exact name of registrant as specified in charter)

NEVADA	20-1282850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

322 West Griffith Road, Pocatello, Idaho	83201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (208) 234-9352

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

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Grote Molen, Inc. (the “Registrant” or the “Company”) for the fiscal year ended December 31, 2010, which the Registrant previously filed with the Securities and Exchange Commission on March 31, 2011 (the “Original Filing”).  This Amendment is being filed to amend Items 2 and 13 of the Original Filing to reflect an increase in the management fee payable to Big John’s Store, LLC under the Idaho Management Agreement which was effective as of February 1, 2011.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.  This Form 10-K/A does not attempt to modify or update the disclosures in any other Items set forth in the Original Filing. This Form 10-K/A speaks as of March 31, 2011, unless otherwise noted.

GROTE MOLEN, INC.

TABLE OF CONTENTS TO AMENDMENT NO. 1 TO

ANNUAL REPORT ON FORM 10-K/A

YEAR ENDED DECEMBER 31, 2010

PART I

Item 2.	Properties	1

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence	1
Item 15.	Exhibits, Financial Statement Schedules	2

SIGNATURES		2

Item 2.  Properties.

Our offices are located at 322 West Griffith Road, Pocatello, Idaho  83201, where our telephone number is (208) 234-9352.  Our facilities consist of approximately 3,000 square feet of warehouse and office space located in a building owned by Big John’s Store LLC, a company owned by John Hofman, our president, director and principal stockholder, which is shared with Big John’s, a retail store owned by Mr. Hofman.  Such space is provided to us under an Idaho Management Agreement with Big John’s Store LLC pursuant to which we paid a flat rate of $9,200 per month for management services and the use of such space during 2010.  Such rate was increased to $10,700 per month effective as of February 1, 2011.  Such agreement is on a month-to-month basis.

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

Brownwick, LLC, our wholly-owned subsidiary, entered into that certain Idaho Management Agreement dated April 15, 2009, with Big John’s Store LLC, a company owned by John Hofman, our president, director and a principal stockholder, pursuant to which we pay a monthly management fee to Big John’s Store LLC to manage our day-to-day business activities and provide us with office and warehouse space.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  We have historically paid monthly management fees in varying amounts to Big John’s Store LLC pursuant to prior agreements approved by our stockholders.  The monthly fee was increased from $7,700 to $9,200 effective as of May 1, 2009 as a result of the construction of a new office/warehouse building by Big John’s Store LLC and the increase in Big John’s costs of providing such space to the Company.  The monthly fee was increased to $10,700 effective as of February 1, 2011.  The monthly fee will be evaluated on an annual basis to take into account any future increases in Big John’s costs of providing the warehouse/office space, however there are no plans to increase the monthly fee at this time.  The total management fees paid to Big John’s Store LLC during our 2010 and 2009 fiscal years was $110,400 and $104,400, respectively.  The terms of the Idaho Management Agreement are not the result of arm’s length negotiations.

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

1

Item 15.  Exhibits and Financial Statement Schedules

The following documents are included as exhibits to this Amendment No. 1 on Form 10-K/A.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: May 12, 2011	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 12, 2011

/s/ John B. Hofman

John B. Hofman

President, Secretary, Treasurer and Director

(Principal Executive and Accounting Officer)

Dated: May 12, 2011

/s/ Bruce P. Crane

Bruce P. Crane

Director

2