Form 10-Q
period 2011-03-31
GROTE MOLEN INC
filed 2011-05-13
CIK 1456212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011, there were 21,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current Assets:
Cash	$215,673	$111,759
Accounts Receivable	37,761	28,466
Inventories	226,548	160,347
Deposits	249,455	384,544
Prepaid Expenses	625	2,131

Total Current Assets	730,062	687,247

Property and Equipment, net	8,500	8,916
Intangible Assets, net	5,345	5,608

Total Assets	$743,907	$701,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$50,250	$30,685
Accrued Interest Payable – Related Parties	19,745	18,452
Accrued Interest Payable	33	-
Current Portion of Long-Term Debt – Related Party	2,968	2,917
Notes Payable – Related Parties	95,627	95,627
Note Payable	15,000	-

Total Current Liabilities	183,623	147,681

Long-Term Debt – Related Party	190,408	191,170

Total Liabilities	374,031	338,851

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	259,876	252,920

Total Stockholders’ Equity	369,876	362,920

Total Liabilities and Stockholders’ Equity	$743,907	$701,771

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Sales	$484,848	$296,324

Cost of Sales	352,264	196,536

Gross Profit	132,584	99,788

Operating Costs and Expenses:
Selling, General and Administrative	117,838	59,569
Depreciation and Amortization	679	608

Total Operating Costs and Expenses	118,517	60,177

Income From Operations	14,067	39,611

Other Expense: Interest Expense – Related Parties	4,669	4,492
Interest Expense	33	-

Total Other Expense	4,702	4,492

Income Before Income Taxes	9,365	35,119

Income Tax Provision	2,409	8,283

Net Income	$6,956	$26,836

Net Income Per Common Share -
Basic and Diluted	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Cash Flows from Operating Activities:
Net Income	$6,956	$26,836
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	679	608
(Increase) Decrease in:
Accounts Receivable	(9,295)	(33,590)
Inventories	(66,201)	(187,821)
Deposits	135,089	199,307
Prepaid Expenses	1,506	(8)
Increase (Decrease) in:
Accounts Payable	19,565	(37,114)
Accrued Interest Payable – Related Parties	1,293	1,068
Accrued Interest Payable	33	-
Income Taxes Payable	-	(2,317)

Net Cash Provided by (Used in) Operating Activities	89,625	(33,031)

Cash flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Note Payable	15,000	-
Repayment of Long-Term Debt – Related Party	(711)	(662)

Net Cash Provided by (Used in) Financing Activities	14,289	(662)

Net Increase (Decrease) in Cash	103,914	(33,693)

Cash, Beginning of Period	111,759	101,104

Cash, End of Period	$215,673	$67,411

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF MARCH 31, 2011 AND FOR THE THREE MONTHS
ENDED MARCH 31, 2011 AND 2010 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of March 31, 2011 as well as the consolidated results of operations and cash flows for the three months ended March 31, 2011 and 2010 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2010.

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

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF MARCH 31, 2011 AND FOR THE THREE MONTHS
ENDED MARCH 31, 2011 AND 2010 ARE UNAUDITED)

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Trade accounts receivable – related parties	$17,873	$13,205
Trade accounts receivable	14,888	10,261
Employee advances	5,000	5,000

	$37,761	$28,466

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Office equipment	$3,527	$3,527
Warehouse equipment	10,097	10,097
Website development	2,000	2,000

	15,624	15,624
Accumulated depreciation	(7,124)	(6,708)

	$8,500	$8,916

Intangible assets consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

License	$10,500	$10,500
Patent	100	100

	10,600	10,600
Accumulated amortization	(5,255)	(4,992)

	$5,345	$5,608

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF MARCH 31, 2011 AND FOR THE THREE MONTHS
ENDED MARCH 31, 2011 AND 2010 ARE UNAUDITED)

NOTE 3 – DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$95,627	$95,627

The note payable of $15,000 at March 31, 2011 is due to a non-related party, is unsecured, payable upon demand, and bears interest at 8% per annum.

Long-term debt – related party is comprised of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $1,362 through April 2036, with interest at 6.97 % per annum	$193,376	$194,087
Less current portion	(2,968)	(2,917)

Long-term portion	$190,408	$191,170

Interest expense on related party debt was $4,669 and $4,492 for the three months ended March 31, 2011 and 2010, respectively.  Accrued interest payable to related parties was $19,745 and $18,452 at March 31, 2011 and December 31, 2010, respectively.

GROTE MOLEN, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS PRESENTED AS OF MARCH 31, 2011 AND FOR THE THREE MONTHS
ENDED MARCH 31, 2011 AND 2010 ARE UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in general and administrative expenses were management fees totaling $31,050 for the three months ended March 31, 2011 and $28,050 for the three months ended March 31, 2010.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $24,150 and $46,250 for the three months ended March 31, 2011 and 2010, respectively, or approximately 5% and 16% of total sales, respectively.  Accounts receivable from these related parties totaled $17,873 and $13,205 at March 31, 2011 and December 31, 2010, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 5 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at March 31, 2011 and December 31, 2010.

NOTE 6 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2011 and 2010, we had no non-cash financing and investing activities.

We paid cash for income taxes of $1,000 and $10,600 for the three months ended March 31, 2011 and 2010, respectively.  We paid cash for interest of $3,376 and $3,426 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 7 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 4, we had sales to one customer that accounted for approximately 15% and 10% of total sales for the three months ended March 31, 2011 and 2010, respectively.

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2011 and through the date of this filing that we believe are applicable or would have a material impact on the consolidated financial statements of the Company.

NOTE 9 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued.  We did not identify any material subsequent events requiring adjustment to or disclosure in our accompanying consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 in Part I, Item 1A under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

You should read the following discussion in conjunction with our condensed consolidated financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See “Forward-Looking Statements” and “Risk Factors.”)

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at March 31, 2011 and December 31, 2010.

Inventories

Inventories, consisting primarily of grain mills, parts and accessories, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method. We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Deposits

At times, we are required to pay advance deposits toward the purchase of inventories from our principal suppliers.  Such advance payments are recorded as deposits, a current asset in the accompanying condensed consolidated financial statements.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months ended March 31, 2011 and 2010.

Revenue Recognition

We record revenue from the sales of grain mills and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.

Warranties

We provide limited warranties to our customers for certain of our products sold.  We perform warranty work at our service center in Pocatello, Idaho or at other authorized service locations.  Warranty expenses have not been material to our condensed consolidated financial statements.

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months ended March 31, 2011 and 2010.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the three months ended March 31, 2011 and 2010.

We include interest and penalties arising from the underpayment of income taxes, if any, in our condensed consolidated statements of operations in general and administrative expenses.  As of March 31, 2011 and December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  We have historically derived a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales have been comprised of the following:

	Three Months Ended March 31,
	2011	2010

Sales	$460,698	$250,074
Sales – related parties	24,150	46,250

Total sales	$484,848	$296,324

Sales to related parties represented approximately 5% and 16% of total sales for the three months ended March 31, 2011 and 2010, respectively.

Our total sales increased $188,524, or approximately 64%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The increase in sales is due primarily to the successful marketing of our hand operated grain mills.

Cost of Sales

Cost of sales for the three months ended March 31, 2011 was $352,264, compared to $196,536 for the three months ended March 31, 2010, an increase of $155,728, or approximately 79%.  This increase in cost of sales is primarily attributed to the increase in sales for the current three months.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 73% for the three months ended March 31, 2011 compared to approximately 66% for the three months ended March 31, 2010.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $117,838 for the three months ended March 31, 2011, compared to $59,569 for the three months ended March 31, 2010, an increase of $58,269 or approximately 98%.  The increase in these expenses in the first three months of the current year is primarily attributed to an increase in our monthly management fee, legal and accounting expenses, website development and maintenance expenses and medical related benefits.

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space. The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management. We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company. Effective February 1, 2011, the monthly fee was increased from $9,200 to $10,700 as a result of the increase in costs of providing space to the Company.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement. Included in general and administrative expenses were management fees totaling $31,050 for the three months ended March 31, 2011 and $28,050 for the three months ended March 31, 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $679 and $608 for the three months ended March 31, 2011 and 2010, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months ended March 31, 2011 and 2010.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, substantially all of which is indebtedness to related parties.  Total interest expense – related parties was $4,669 and $4,492 for the three months ended March 31, 2011 and 2010, respectively.  Other interest expense to non-related parties was $33 and $0 for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $730,062, including cash of $215,673, and current liabilities of $183,623, resulting in working capital of $546,439.  Our current assets and working capital included inventories of $226,548 and deposits of $249,455.  At times, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.  In addition, as of March 31, 2011, we had total stockholders’ equity of $369,876.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and third parties and from the issuance of our common stock.

For the three months ended March 31, 2011, net cash provided by operating activities was $89,625, as a result of our net income of $6,956, non-cash expenses of $679, decreases in deposits of $135,089 and prepaid expenses of $1,506, and increases in accounts payable of $19,565, accrued interest payable – related parties of $1,293 and accrued interest payable of $33, partially offset by increases to accounts receivable of $9,295 and inventories of $66,201.

By comparison, for the three months ended March 31, 2010, net cash used in operating activities was $33,031, as a result of increases to accounts receivable of $33,590, inventories of $187,821 and prepaid expenses of $8, and decreases in accounts payable of $37,114 and income taxes payable of $2,317, partially offset by our net income of $26,836, non-cash expenses of $608, a decrease in deposits of $199,307 and an increase in accrued interest payable – related parties of $1,068.

We had no cash used in or provided by investing activities in the three months ended March 31, 2011 and 2010.

For the three months ended March 31, 2011, net cash provided by financing activities was $14,289, comprised of proceeds from a non-related party note payable of $15,000, partially offset by repayment of long-term debt – related party of $711.

For the three months ended March 31, 2010, net cash used in financing activities was $662, comprised of repayment of long-term debt – related party of $662.

At March 31, 2011, we had short-term notes payable – related parties totaling $95,627, which are payable to our stockholders, are unsecured, bear interest at 6% per annum and are generally due on demand.  In addition, at March 31, 2011, we had long-term debt – related party of $193,376 (current portion $2,968) payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $1,362 through April 2036.  Accrued interest payable – related parties was $19,745 and $18,452 at March 31, 2011 and December 31, 2010, respectively.  Accrued interest payable to non-related parties was $33 and $0 at March 31, 2011 and December 31, 2010, respectively.

On March 22, 2011, we borrowed $15,000 from a non-related party and issued a promissory note payable which is unsecured, payable on demand and bears interest at an annual rate of 8%.  Accrued interest payable on this indebtedness at March 31, 2011 was $33.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2011 and through the date of this filing that we believe are applicable or would have a material impact on the consolidated financial statements of the Company.

Off-Balance Sheet Arrangements

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space. The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management. We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company. Effective February 1, 2011, the monthly fee was increased from $9,200 to $10,700 as a result of the increase in costs of providing space to the Company.

We also pay another major stockholder of the Company at the rate of $150 per month for expense reimbursement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.  The Company is a “smaller reporting company.”

Item 4T.   Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act.  Based on this evaluation, the principal executive officer and principal financial officer concluded that as a result of our failure to include information in our 2010 Form 10-K with respect to a contract executed subsequent to the end of our 2010 fiscal year, our disclosure controls and procedures employed by the Company as of March 31, 2011 were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Subsequent to March 31, 2011, we established additional procedures to strengthen our disclosure controls and procedures, including the implementation of additional procedures to include disclosure of material contracts executed subsequent to a reporting period when required and the notification of our outside consultants when we enter into material contracts.  We believe these enhanced procedures will be adequate to cure the deficiencies in our disclosure controls and procedures that existed as of March 31, 2011.  However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

Because our Form 10 registration statement became effective in July 2010, our first annual report on Form 10-K did not contain a report of management's assessment regarding internal control over financial reporting with respect to the fiscal year ended December 31, 2010 due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.  Until our first annual assessment regarding internal control over financial reporting has been performed, our quarterly reports on Form 10-Q will not contain an evaluation of any material changes in our internal control over financial reporting that occurred during the fiscal quarters to which such reports pertain.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4. (Removed and Reserved)

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Idaho Management Agreement between Big John’s Store, LLC and Brownwick, LLC dated as of February 1, 2011*
10.2	Promissory Note dated March 22, 2011*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

(1) Incorporated by reference from Exhibit Numbers 3.1 and 3.2 of the Company’s registration statement on Form 10 filed with the SEC on May 14, 2010.

* Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: May 13, 2011	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)