Form 10-Q
period 2011-06-30
GROTE MOLEN INC
filed 2011-08-12
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of August 12, 2011, there were 21,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC.
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current Assets:
Cash	$174,645	$111,759
Accounts Receivable	47,642	28,466
Inventories	93,024	160,347
Deposits	424,307	384,544
Prepaid Expenses	348	2,131

Total Current Assets	739,966	687,247

Property and Equipment, net	8,114	8,916
Intangible Assets, net	5,082	5,608

Total Assets	$753,162	$701,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$41,703	$30,685
Income Taxes Payable	4,356	-
Accrued Interest Payable – Related Parties	21,023	18,452
Accrued Interest Payable	332	-
Current Portion of Long-Term Debt – Related Party	35,895	2,917
Notes Payable – Related Parties	95,627	95,627
Note Payable	15,000	-

Total Current Liabilities	213,936	147,681

Long-Term Debt – Related Party	154,120	191,170

Total Liabilities	368,056	338,851

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	275,106	252,920

Total Stockholders’ Equity	385,106	362,920

Total Liabilities and Stockholders’ Equity	$753,162	$701,771

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$399,560	$231,653	$884,408	$527,977

Cost of Sales	284,235	156,891	636,499	353,427

Gross Profit	115,325	74,762	247,909	174,550

Operating Costs and Expenses:
General and Administrative	89,867	63,732	207,705	123,301
Depreciation and Amortization	649	608	1,328	1,216

Total Operating Costs and Expenses	90,516	64,340	209,033	124,517

Income From Operations	24,809	10,422	38,876	50,033

Other Expense:
Interest Expense – Related Parties	4,642	4,481	9,311	8,973
Interest Expense	299	-	332	-

Total Other Expense	4,941	4,481	9,643	8,973

Income Before Income Taxes	19,868	5,941	29,233	41,060

Provision for Income Taxes	4,638	1,206	7,047	9,489

Net Income	$15,230	$4,735	$22,186	$31,571

Net Income Per Common Share -
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000	21,000,000	21,000,000
See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Net Income	$22,186	$31,571
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,328	1,216
(Increase) Decrease in:
Accounts Receivable	(19,176)	(5,885)
Inventories	67,323	(78,039)
Deposits	(39,763)	46,070
Prepaid Expenses	1,783	(11)
Increase (Decrease) in:
Accounts Payable	11,018	(38,762)
Accrued Interest Payable – Related Parties	2,571	2,137
Accrued Interest Payable	332	-
Income Taxes Payable	4,356	(6,011)
Net Cash Provided by (Used in) Operating Activities	51,958	(47,714)

Cash flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Note Payable	15,000	-
Repayment of Long-Term Debt – Related Party	(4,072)	(1,337)

Net Cash Provided by (Used in) Financing Activities	10,928	(1,337)

Net Increase (Decrease) in Cash	62,886	(49,051)

Cash, Beginning of Period	111,759	101,104
Cash, End of Period	$174,645	$52,053
See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF JUNE 30, 2011 AND FOR THE THREE MONTHS
AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2011 and for the three months and six months ended June 30, 2011 and 2010 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of June 30, 2011 as well as the consolidated results of operations for the three months and six months ended June 30, 2011 and 2010 and consolidated cash flows for the six months ended June 30, 2011 and 2010 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2010.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Trade accounts receivable – related parties	$31,329	$13,205
Trade accounts receivable	11,313	10,261
Employee advances	5,000	5,000

	$47,642	$28,466
Property and equipment consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Office equipment	$3,527	$3,527
Warehouse equipment	10,097	10,097
Website development	2,000	2,000

	15,624	15,624
Accumulated depreciation	(7,510)	(6,708)

	$8,114	$8,916
Intangible assets consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

License	$10,500	$10,500
Patent	100	100

	10,600	10,600
Accumulated amortization	(5,518)	(4,992)

	$5,082	$5,608

NOTE 3 – DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$95,627	$95,627
The note payable of $15,000 at June 30, 2011 is due to a non-related party, is unsecured, payable upon demand, and bears interest at 8% per annum.
Long-term debt – related party is comprised of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$190,015	$194,087
Less current portion	(35,895)	(2,917)

Long-term portion	$154,120	$191,170

Effective June 1, 2011, the parties agreed to increase the monthly payment on the long-term debt – related party from $1,362 to $4,000.

Interest expense on related party debt was $4,642 and $4,481 for the three months ended June 30, 2011 and 2010, respectively, and $9,311 and $8,973 for the six months ended June 30, 2011 and 2010, respectively.  Accrued interest payable to related parties was $21,023 and $18,452 at June 30, 2011 and December 31, 2010, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in general and administrative expenses were management fees totaling $32,550 and $28,050 for the three months ended June 30, 2011 and 2010, respectively, and $63,600 and $56,100 for the six months ended June 30, 2011 and 2010, respectively.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $29,551 and $15 for the three months ended June 30, 2011 and 2010, respectively, or approximately 7% and 0% of total sales, respectively.  Sales to these related parties totaled $53,701 and $46,256 for the six months ended June 30, 2011 and 2010, respectively, or approximately 6% and 9% of total sales, respectively.  Accounts receivable from these related parties totaled $31,329 and $13,205 at June 30, 2011 and December 31, 2010, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 5 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at June 30, 2011 and December 31, 2010.

NOTE 6 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2011 and 2010, we had no non-cash financing and investing activities.

We paid cash for income taxes of $1,000 and $15,500 for the six months ended June 30, 2011 and 2010, respectively.  We paid cash for interest of $6,739 and $6,836 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 7 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 4, we had sales to one customer that accounted for approximately 13% of total sales for both the six months ended June 30, 2011 and 2010.

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2011 and through the date of this filing that we believe are applicable or would have a material impact on the consolidated financial statements of the Company.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at June 30, 2011 and December 31, 2010.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and six months ended June 30, 2011 and 2010.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months and six months ended June 30, 2011 and 2010.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the three months and six months ended June 30, 2011 and 2010.

We include interest and penalties arising from the underpayment of income taxes, if any, in our condensed consolidated statements of operations in general and administrative expenses.  As of June 30, 2011 and December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we have historically derived a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales have been comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$370,009	$231,638	$830,707	$481,721
Sales – related parties	29,551	15	53,701	46,256

Total sales	$399,560	$231,653	$884,408	$527,977

Sales to related parties represented approximately 7% and 0% of total sales for the three months ended June 30, 2011 and 2010, and 6% and 9% for the six months ended June 30, 2011 and 2010, respectively.
Our total sales increased $167,907, or approximately 72%, during the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and increased and increased $356,431, or approximately 68%, during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The increase in sales is due primarily to the successful marketing of our hand operated grain mills.

Cost of Sales

Cost of sales for the three months ended June 30, 2011 was $284,235, compared to $156,891 for the three months ended June 30, 2010, an increase of $127,344, or approximately 81%.  Cost of sales for the six months ended June 30, 2011 was $636,499, compared to $353,427 for the six months ended June 30, 2010, an increase of $283,072, or approximately 80%.This increase in cost of sales is primarily attributed to the increase in sales for the current three-month and six-month periods.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 71% for the three months ended June 30, 2011 compared to approximately 68% for the three months ended June 30, 2010.  Cost of sales as a percentage of sales was approximately 72% for the six months ended June 30, 2011 compared to approximately 67% for the six months ended June 30, 2010.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

General and Administrative Expenses

General and administrative expenses were $89,867 for the three months ended June 30, 2011, compared to $63,732 for the three months ended June 30, 2010, an increase of $26,135 or approximately 41%.  General and administrative expenses were $207,705 for the six months ended June 30, 2011, compared to $123,301 for the six months ended June 30, 2010, an increase of $84,404 or approximately 68%.  The increase in these expenses in the first three-month and six-month periods of the current year is primarily attributed to an increase in our monthly management fee, legal and accounting expenses, website development and maintenance expenses and medical related benefits.

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space. The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management. We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company. Effective February 1, 2011, the monthly fee was increased from $9,200 to $10,700 as a result of the increase in costs of providing space to the Company.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in general and administrative expenses were management fees totaling $32,550 and $28,050 for the three months ended June 30, 2011 and 2010, respectively, and $63,600 and $56,100 for the six months ended June 30, 2011 and 2010, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $649 and $608 for the three months ended June 30, 2011 and 2010, and $1,328 and $1,216 for the six months ended June 30, 2011 and 2010, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months and six months ended June 30, 2011 and 2010.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, substantially all of which is indebtedness to related parties.  Total interest expense – related parties was $4,642 and $4,481 for the three months ended June 30, 2011 and 2010, and $9,311 and $8,973 for the six months ended June 30, 2011 and 2010, respectively.  Other interest expense to non-related parties was $299 and $0 for the three months ended June 30, 2011 and 2010, and $332 and $0 for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $739,966, including cash of $174,645, and current liabilities of $213,936, resulting in working capital of $526,030.  Our current assets and working capital included inventories of $93,024 and deposits of $424,307.  At times, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.  In addition, as of June 30, 2011, we had total stockholders’ equity of $385,106.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and third parties and from the issuance of our common stock.

For the six months ended June 30, 2011, net cash provided by operating activities was $51,958, as a result of our net income of $22,186, non-cash expenses of $1,328, decreases in inventories of $67,323 and prepaid expenses of $1,783, and increases in accounts payable of $11,018, accrued interest payable – related parties of $2,571, accrued interest payable of $332, and income taxes payable of $4,356, partially offset by increases to accounts receivable of $19,176 and deposits of $39,763.

By comparison, for the six months ended June 30, 2010, net cash used in operating activities was $47,714, as a result of increases to accounts receivable of $5,885, inventories of $78,039 and prepaid expenses of $11, and decreases in accounts payable of $38,762 and income taxes payable of $6,011, partially offset by our net income of $31,571, non-cash expenses of $1,216, a decrease in deposits of $46,070 and an increase in accrued interest payable – related parties of $2,137.

We had no cash used in or provided by investing activities in the six months ended June 30, 2011 and 2010.

For the six months ended June 30, 2011, net cash provided by financing activities was $10,928, comprised of proceeds from a non-related party note payable of $15,000, partially offset by repayment of long-term debt – related party of $4,072.

For the six months ended June 30, 2010, net cash used in financing activities was $1,337, comprised of repayment of long-term debt – related party.

At June 30, 2011, we had short-term notes payable – related parties totaling $95,627, which are payable to our stockholders, are unsecured, bear interest at 6% per annum and are generally due on demand. In addition, at June 30, 2011, we had long-term debt – related party of $190,015 (current portion $35,895) payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016. Effective June 1, 2011, the parties agreed to increase the monthly payment on the long-term debt – related party from $1,362 to $4,000. Accrued interest payable – related parties was $21,023 and $18,452 at June 30, 2011 and December 31, 2010, respectively. Accrued interest payable to non-related parties was $332 and $0 at June 30, 2011 and December 31, 2010, respectively.

On March 22, 2011, we borrowed $15,000 from a non-related party and issued a promissory note payable which is unsecured, payable on demand and bears interest at an annual rate of 8%.  Accrued interest payable on this indebtedness at June 30, 2011 was $332.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended June 30, 2011 and through the date of this filing that we believe are applicable or would have a material impact on the consolidated financial statements of the Company.

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

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4. (Removed and Reserved)

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Amendment to Promissory Note from the Company to Bruce Crane dated as of June 1, 2011*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS**	XBRL Instance Document*
101.SCH**	XBRL Taxonomy Extension Schema*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase*
101.LAB**	XBRL Taxonomy Extension Label Linkbase*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase*

(1) Incorporated by reference from Exhibit Numbers 3.1 and 3.2 of the Company’s registration statement on Form 10 filed with the SEC on May 14, 2010.
* Exhibits filed with this report.
**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: August 12, 2011	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)