Form 10-Q
period 2011-09-30
GROTE MOLEN INC
filed 2011-11-10
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 0-18958

Grote Molen, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-1282850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 10, 2011, there were 21,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC.
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current Assets:
Cash	$178,553	$111,759
Accounts Receivable	48,318	28,466
Inventories	137,622	160,347
Deposits	364,413	384,544
Prepaid Expenses	1,900	2,131

Total Current Assets	730,806	687,247

Property and Equipment, net	7,750	8,916
Intangible Assets, net	4,819	5,608

Total Assets	$743,375	$701,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$29,374	$30,685
Accrued Interest Payable – Related Parties	22,270	18,452
Accrued Interest Payable	950	-
Current Portion of Long-Term Debt – Related Party	36,524	2,917
Notes Payable – Related Parties	95,627	95,627
Notes Payable	35,000	-

Total Current Liabilities	219,745	147,681

Long-Term Debt – Related Party	144,750	191,170

Total Liabilities	364,495	338,851

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	268,880	252,920

Total Stockholders’ Equity	378,880	362,920

Total Liabilities and Stockholders’ Equity	$743,375	$701,771

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales	$370,384	$284,253	$1,254,792	$812,230

Cost of Sales	267,857	210,714	904,356	564,141

Gross Profit	102,527	73,539	350,436	248,089

Operating Costs and Expenses:
General and Administrative	104,205	97,447	311,910	220,748
Depreciation and Amortization	627	608	1,955	1,824

Total Operating Costs and Expenses	104,832	98,055	313,865	222,572

Income (Loss) From Operations	(2,305)	(24,516)	36,571	25,517

Other Expense: Interest Expense – Related Parties	4,505	4,468	13,816	13,441
Interest Expense	618	-	950	-

Total Other Expense	5,123	4,468	14,766	13,441

Income (Loss) Before Income Taxes	(7,428)	(28,984)	21,805	12,076

Income Tax (Provision) Benefit	1,202	5,879	(5,845)	(3,610)

Net Income (Loss)	$(6,226)	$(23,105)	$15,960	$8,466

Net Income (Loss) Per Common Share -
Basic and Diluted	$(0.00)	$(0.00)	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000	21,000,000	21,000,000

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Cash Flows from Operating Activities:
Net Income	$15,960	$8,466
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,955	1,824
(Increase) Decrease in:
Accounts Receivable	(19,852)	(13,669)
Inventories	22,725	(138,616)
Deposits	20,131	121,471
Prepaid Expenses	231	(9,784)
Increase (Decrease) in:
Accounts Payable	(1,311)	(9,701)
Accrued Interest Payable – Related Parties	3,818	3,206
Accrued Interest Payable	950	-
Income Taxes Payable	-	(9,723)
Net Cash Provided by (Used in) Operating Activities	44,607	(46,526)

Cash flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	35,000	-
Repayment of Long-Term Debt – Related Party	(12,813)	(2,023)

Net Cash Provided by (Used in) Financing Activities	22,187	(2,023)

Net Increase (Decrease) in Cash	66,794	(48,549)

Cash, Beginning of Period	111,759	101,104
Cash, End of Period	$178,553	$52,555

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF SEPTEMBER 30, 2011 AND FOR THE THREE MONTHS
AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2011 and for the three months and nine months ended September 30, 2011 and 2010 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of September 30, 2011 as well as the consolidated results of operations for the three months and nine months ended September 30, 2011 and 2010 and consolidated cash flows for the nine months ended September 30, 2011 and 2010 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2010.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Trade accounts receivable – related parties	$35,222	$13,205
Trade accounts receivable	8,096	10,261
Employee advances	5,000	5,000

	$48,318	$28,466

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Office equipment	$3,527	$3,527
Warehouse equipment	10,097	10,097
Website development	2,000	2,000

	15,624	15,624
Accumulated depreciation	(7,874)	(6,708)

	$7,750	$8,916

Intangible assets consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

License	$10,500	$10,500
Patent	100	100

	10,600	10,600
Accumulated amortization	(5,781)	(4,992)

	$4,819	$5,608

NOTE 3 – DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$95,627	$95,627

The notes payable of $35,000 at September 30, 2011 are comprised of two notes payable to a non-related party, are unsecured, payable upon demand, and bear interest at 8% per annum.

Long-term debt – related party is comprised of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$181,274	$194,087
Less current portion	(36,524)	(2,917)

Long-term portion	$144,750	$191,170

Effective June 1, 2011, the parties agreed to increase the monthly payment on the long-term debt – related party from $1,362 to $4,000.

Interest expense on related party debt was $4,505 and $4,468 for the three months ended September 30, 2011 and 2010, respectively, and $13,816 and $13,441 for the nine months ended September 30, 2011 and 2010, respectively.  Accrued interest payable to related parties was $22,270 and $18,452 at September 30, 2011 and December 31, 2010, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in general and administrative expenses were management fees totaling $32,550 and $28,050 for the three months ended September 30, 2011 and 2010, respectively, and $96,150 and $84,150 for the nine months ended September 30, 2011 and 2010, respectively.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $37,128 and $21,105 for the three months ended September 30, 2011 and 2010, respectively, or approximately 10% and 7% of total sales, respectively.  Sales to these related parties totaled $90,829 and $67,360 for the nine months ended September 30, 2011 and 2010, respectively, or approximately 7% and 8% of total sales, respectively.  Accounts receivable from these related parties totaled $35,222 and $13,205 at September 30, 2011 and December 31, 2010, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 5 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at September 30, 2011 and December 31, 2010.

NOTE 6 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2011 and 2010, we had no non-cash financing and investing activities.

We paid cash for income taxes of $5,707 and $23,107 for the nine months ended September 30, 2011 and 2010, respectively.  We paid cash for interest of $9,998 and $10,236 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 7 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 4, we had sales to one customer that accounted for approximately 9% and 10% of total sales for the three months ended September 30, 2011 and 2010, and 12% and 11% for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the nine months ended September 30, 2011 and through the date of this filing that we believe are applicable or would have a material impact on the consolidated financial statements of the Company.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at September 30, 2011 and December 31, 2010.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and nine months ended September 30, 2011 and 2010.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months and nine months ended September 30, 2011 and 2010.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the three months and nine months ended September 30, 2011 and 2010.

We include interest and penalties arising from the underpayment of income taxes, if any, in our condensed consolidated statements of operations in general and administrative expenses.  As of September 30, 2011 and December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we have historically derived a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales have been comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales	$333,256	$263,148	$1,163,963	$744,870
Sales – related parties	37,128	21,105	90,829	67,360

Total sales	$370,384	$284,253	$1,254,792	$812,230

Sales to related parties represented approximately 10% and 7% of total sales for the three months ended September 30, 2011 and 2010, and 7% and 8% for the nine months ended September 30, 2011 and 2010, respectively.

Our total sales increased $86,131, or approximately 30%, during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and increased $442,562, or approximately 54%, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The increase in sales is due primarily to the successful marketing of our hand operated grain mills.

Cost of Sales

Cost of sales for the three months ended September 30, 2011 was $267,857, compared to $210,714 for the three months ended September 30, 2010, an increase of $57,143, or approximately 27%.  Cost of sales for the nine months ended September 30, 2011 was $904,356, compared to $564,141 for the nine months ended September 30, 2010, an increase of $340,215, or approximately 60%.This increase in cost of sales is primarily attributed to the increase in sales for the current three-month and nine-month periods.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 72% for the three months ended September 30, 2011 compared to approximately 74% for the three months ended September 30, 2010.  Cost of sales as a percentage of sales was approximately 72% for the nine months ended September 30, 2011 compared to approximately 69% for the nine months ended September 30, 2010.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

General and Administrative Expenses

General and administrative expenses were $104,205 for the three months ended September 30, 2011, compared to $97,447 for the three months ended September 30, 2010, an increase of $6,758 or approximately 7%.  General and administrative expenses were $311,910 for the nine months ended September 30, 2011, compared to $220,748 for the nine months ended September 30, 2010, an increase of $91,162 or approximately 41%.  The increase in these expenses in the first three-month and nine-month periods of the current year is primarily attributed to an increase in our monthly management fee, legal and accounting expenses, website development and maintenance expenses and medical related benefits.

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space. The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management. We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company. Effective February 1, 2011, the monthly fee was increased from $9,200 to $10,700 as a result of the increase in costs of providing space to the Company.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in general and administrative expenses were management fees totaling $32,550 and $28,050 for the three months ended September 30, 2011 and 2010, respectively, and $96,150 and $84,150 for the nine months ended September 30, 2011 and 2010, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $627 and $608 for the three months ended September 30, 2011 and 2010, and $1,955 and $1,824 for the nine months ended September 30, 2011 and 2010, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months and nine months ended September 30, 2011 and 2010.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, substantially all of which is indebtedness to related parties.  Total interest expense – related parties was $4,505 and $4,468 for the three months ended September 30, 2011 and 2010, and $13,816 and $13,441 for the nine months ended September 30, 2011 and 2010, respectively.  Other interest expense to non-related parties was $618 and $0 for the three months ended September 30, 2011 and 2010, and $950 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $730,806, including cash of $178,553, and current liabilities of $219,745, resulting in working capital of $511,061.  Our current assets and working capital included inventories of $137,622 and deposits of $364,413.  At times, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.  In addition, as of September 30, 2011, we had total stockholders’ equity of $378,880.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and third parties and from the issuance of our common stock.

For the nine months ended September 30, 2011, net cash provided by operating activities was $44,607, as a result of our net income of $15,960, non-cash expenses of $1,955, decreases in inventories of $22,725, deposits of $20,131 and prepaid expenses of $231, and increases in accrued interest payable – related parties of $3,818 and accrued interest payable of $950, partially offset by an increase to accounts receivable of $19,852 and a decrease in accounts payable of $1,311.

By comparison, for the nine months ended September 30, 2010, net cash used in operating activities was $46,526, as a result of increases to accounts receivable of $13,669, inventories of $138,616 and prepaid expenses of $9,784 and decreases in accounts payable of $9,701 and income taxes payable of $9,723, partially offset by our net income of $8,466, non-cash expenses of $1,824, decrease in deposits of $121,471, and an increase in accrued interest payable – related parties of $3,206.

We had no cash used in or provided by investing activities in the nine months ended September 30, 2011 and 2010.

For the nine months ended September 30, 2011, net cash provided by financing activities was $22,187, comprised of proceeds from non-related party notes payable of $35,000, partially offset by repayment of long-term debt – related party of $12,813.

For the nine months ended September 30, 2010, net cash used in financing activities was $2,023, comprised of repayment of long-term debt – related party.

At September 30, 2011, we had short-term notes payable – related parties totaling $95,627, which are payable to our stockholders, are unsecured, bear interest at 6% per annum and are generally due on demand.  In addition, at September 30, 2011, we had long-term debt – related party of $181,274 (including current portion of $36,524) payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.  Effective June 1, 2011, the parties agreed to increase the monthly payment on the long-term debt – related party from $1,362 to $4,000.  Accrued interest payable – related parties was $22,270 and $18,452 at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, we borrowed a total of $35,000 from a non-related party and issued two promissory notes payable of $15,000 and $20,000.  The notes are unsecured, payable on demand and bear interest at an annual rate of 8%.  Accrued interest payable to non-related parties was $950 and $0 at September 30, 2011 and December 31, 2010, respectively.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended September 30, 2011 and through the date of this filing that we believe are applicable or would have a material impact on the consolidated financial statements of the Company.

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

Item 4.   Controls and Procedures

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4. (Removed and Reserved)

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Promissory Note dated July 21, 2011*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS**	XBRL Instance Document*
101.SCH**	XBRL Taxonomy Extension Schema*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase*
101.LAB**	XBRL Taxonomy Extension Label Linkbase*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase*

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

Grote Molen, Inc.

Dated: November 10, 2011	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)