Form 10-K
period 2011-12-31
GROTE MOLEN INC
filed 2012-03-30
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 0-18958
GROTE MOLEN, INC.
(Exact name of registrant as specified in charter)

NEVADA	20-1282850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

322 West Griffith Road, Pocatello, Idaho	83201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (208) 234-9352

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2011, based on the $0.10 price at which the common equity was sold in our private placement of securities in 2009, the aggregate market value of the 3,000,000 shares held by non-affiliates was approximately $300,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 23, 2012, there were 21,000,000 shares of the issuer’s common stock outstanding.

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

YEAR ENDED DECEMBER 31, 2011

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

Since our organization in 2004 we: (i) issued 5,000,000 shares of our common stock in July 2004 to John Hofman for $4,000 in cash and $1,000 in services; (ii) issued 10,000,000 shares of our common stock in August 2005 to John Hofman and Bruce Crane to acquire BrownWick, LLC; (iii) issued an additional 5,000,000 shares of our common stock in August 2005 to Bruce Crane for $5,000 in cash; and (iv) issued 1,000,000 shares of our common stock during the first quarter of 2009 to 31 accredited investors for aggregate proceeds of $100,000.  As a result, as of December 31, 2011, we had a total of 21,000,000 shares of our common stock outstanding, which were held by 31 stockholders of record.

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

We believe our electric WonderMill is one of the quietest and fastest electric flour mills available.  It may be used to grind wheat, rice and other small grains at temperatures that preserve nutrients, but will also grind legumes and beans as large as garbanzos. The WonderMill is adjustable to provide a texture ranging from fine pastry flour to coarse flour. Our electric WonderMill has a relatively large capacity and a 1250 watt motor that enables it to grind approximately 100 pounds of flour in one hour.  The electric WonderMill has also been designed to be easy to use. The user simply fills the hopper, selects the grinding setting, turns it on and it begins to grind the grain. There are no small parts or gaskets to misplace, and cleaning the WonderMill is quick, easy and almost dust free. The list price for our electric WonderMill is $259.95.

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

Marketing and Sales

We sell our grain mills on a wholesale basis to retail dealers in all fifty states, in Australia, Canada, the United Kingdom and other foreign countries and to several online retailers.  We maintain a website at www.thewondermill.com that includes information about our products, video demonstrations, dealer locator information, customer reviews, recipes for use with WonderMill products, information with regard to grain varieties and where to purchase them, customer support and repair forms and information on how to become a dealer.  John Hofman and Bruce Crane, our officers, directors and principal stockholders, each own retail stores that purchase our WonderMill grain mills from us on the same terms as other retailers.  Sales to these related parties for our 2011 and 2010 fiscal years were $108,083 and $82,886, respectively, which amounted to 6% and 7%, respectively, of our total sales.  In addition, we have one other customer that accounted for 12% and 10%, respectively, of our total sales during our 2011 and 2010 fiscal years.    The loss of any of these major customers would be expected to have a material adverse effect on our results of operations.

We incur advertising costs of a non-direct nature due in connection with advertising on our website and to our authorized dealers.  During our fiscal years ended December 31, 2011 and 2010 our advertising costs were $19,520 and $8,734, respectively.

Intellectual Property

We hold a patent on our Wonder Junior Hand Grain Mill and we hold trademarks on the design of the electric WonderMill and the name “WonderMill.”  We also hold a copyright on the Wonder Junior Hand Grain Mill.  However, no assurance can be given that this patent and these trademarks will provide sufficient protection against potential competitors and we may be unable to successfully assert our intellectual property rights or these rights may be invalidated, circumvented or challenged.  Any such inability, particularly with respect to our product names, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on our business.

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

Three customers account for a significant percent of our total sales and the loss of any of such customers could adversely affect our results of operations and financial condition

During our 2011 and 2010 fiscal years,  purchases of our WonderMill products by two retail stores owned by John Hofman and Bruce Crane, our officers, directors and principal stockholders, accounted for approximately 6% and 7%, respectively, of our total sales.  In addition, purchases by one other customer accounted for 12% and 10%, respectively, of our total sales during our 2011 and 2010 fiscal years.  The loss of any of these major customers would be expected to have a material adverse effect on our results of operations and financial condition.

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

We may not be able to continue to absorb the costs of being a public company

As a reporting company under the Exchange Act, we are required to file quarterly, annual and current reports with the SEC, to prepare unaudited interim financial statements and annual audited financial statements, to periodically review our disclosure controls and our control over internal financial accounting, and otherwise to comply with the applicable provisions of the Sarbanes-Oxley Act of 2002 and the provisions of Federal and state law applicable to public companies.  Our status as a publicly reporting company results in significant additional costs, primarily in the form of legal and accounting fees, that we estimate to range from approximately $40,000 to $70,000 per year, and there is no assurance that we will be able to continue to absorb the costs of being a public reporting company or that such costs will not have a material adverse effect on our results of operations and financial condition.  In addition, if our stock should ever become listed on a national stock exchange, we will incur additional costs in complying with the requirements of such exchange.

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

There is currently no trading market for our stock and there is no assurance that any market will develop in the future, which means a purchaser of our shares may not be able to resell the shares in the future

There is currently no trading market for our stock, and there can be no assurance that an active or liquid trading market for our stock will develop in the future. As a result, an investment in our common stock must be considered an “illiquid” investment and a purchaser may not be able to resell the shares acquired by him, her or it in the future.  (See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

Our stock will be subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock

Our stock will be subject to special sales practice requirements applicable to “penny stocks” which are imposed on broker-dealers who sell low-priced securities of this type.  These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when a trading market should develop.  (See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

Our officers and directors own a majority of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

As of March 23, 2012, our officers, directors and founding stockholders were the beneficial owners of approximately 85.7% of our issued and outstanding shares of common stock.  Such persons will be able to determine the outcome of actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company. (See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”)

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.  The Company is a “smaller reporting company.”

Item 2.  Properties.

Our offices are located at 322 West Griffith Road, Pocatello, Idaho  83201, where our telephone number is (208) 234-9352.  Our facilities consist of approximately 3,000 square feet of warehouse and office space located in a building owned by Big John’s Store LLC, a company owned by John Hofman, our president, director and principal stockholder, which is shared with Big John’s, a retail store owned by Mr. Hofman.  Such space is provided to us under an Idaho Management Agreement with Big John’s Store LLC pursuant to which we pay a flat rate of $10,700 per month for management services and the use of such space.  Such agreement is on a month-to-month basis.

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In November 2011, the Company’s common stock became included on the OTC Bulletin Board under the symbol “GROT.”  However,  there currently is no active trading market for the Company's stock and there can be no assurance that an active trading market for the Company's stock will develop in the future.

On March 23, 2012, the bid and asked prices for the Company’s common stock on the OTC Bulletin Board were $0.10 and $10.00, respectively.

At March 23, 2012, there were 31 holders of record of the Company's common stock, as reported by the Company's transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

During our 2011 fiscal year, we did not sell any unregistered securities.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2011 fiscal year.

Item 6.  Selected Financial Data

Not Applicable.  The Company is a “smaller reporting company.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See “Forward-Looking Statements” and “Item 1A. Risk Factors.”)

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at December 31, 2011 and December 31, 2010.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the years ended December 31, 2011 and 2010.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the years ended December 31, 2011 and 2010.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated  financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the years ended December 31, 2011 and 2010.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of December 31, 2011 and December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  For the year ended December 31, 2011, our sales increased to $1,681,439 from $1,223,509 for the year ended December 31, 2010, an increase of $457,930, or approximately 37%.  The increase in sales in the current year resulted primarily as a result of successful marketing of our hand operated grain mills.  We also increased significantly our advertising during the current year, with positive results.

We have historically derived a portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers. Our sales were comprised of the following for the years ended December 31:

	2011	2010

Sales	$1,573,356	$1,140,623
Sales – related parties	108,083	82,886

Total sales	$1,681,439	$1,223,509

Sales to related parties represented approximately 6% and 7% of total sales for the years ended December 31, 2011 and 2010, respectively.

Cost of Sales

Cost of sales for the year ended December 31, 2011 was $1,201,801, compared to $846,021 for the year ended December 31, 2010, an increase of $355,780, or approximately 42%.  This increase in cost of sales is primarily attributed to the increase in sales in the current year.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 71% for the year ended December 31, 2011, compared to approximately 69% for the year ended December 31, 2010.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $400,742 for the year ended December 31, 2011, compared to $308,121 for the year ended December 31, 2010, an increase of $92,621 or approximately 30%.  The increase in these expenses in the current year is primarily attributed to an increase in our monthly management fee, advertising, website development expenses, medical related benefits and outgoing freight expenses.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space. The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management. We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  Effective February 1, 2011, the monthly fee was increased from $9,200 to $10,700 as a result of the increase in its costs of providing the space to the Company.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $128,700 and $112,200 for the years ended December 31, 2011 and 2010, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for both years presented.  Depreciation and amortization expense was $2,582 and $2,456 for the years ended December 31, 2011 and 2010, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the years ended December 31, 2011 and 2010.

Other Expense

Other expense includes interest expense on indebtedness to related and non-related parties.  Total interest expense – related parties remained fairly constant for both years presented and was $18,115 and $18,041 for the years ended December 31, 2011 and 2010, respectively.  Interest expense to non-related parties was $1,656 for the year ended December 31, 2011, due to new notes payable to non-related parties added during the current year.

Liquidity and Capital Resources

As of December 31, 2011, we had total current assets of $756,104, including cash of $251,401, and current liabilities of $227,895, resulting in working capital of $528,209.  Our current assets and working capital included inventories of $118,584 and deposits of $335,490.  At times, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.  In addition, as of December 31, 2011, we had total stockholders’ equity of $404,935.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, and from the issuance of our common stock.

For the year ended December 31, 2011, net cash provided by operating activities was $126,349, as a result of our net income of $42,015, non-cash expenses of $2,582, decreases in inventories of $41,763, deposits of $49,054 and prepaid expenses of $1,789, and increases in accounts payable of $110, accrued interest payable – related parties of $5,011, accrued interest payable of $1,656 and income taxes payable of $4,190, partially offset by an increase in accounts receivable of $21,821.

By comparison, for the year ended December 31, 2010, net cash used in operating activities was $777, as a result of increases in accounts receivable of $167, deposits of $132,791 and prepaid expenses of $1,953 and decreases in accounts payable of $8,176 and income taxes payable of $9,723, partially offset by our net income of $37,177, non-cash expenses of $2,456, decrease in inventories of $107,983, and an increase in accrued interest payable – related parties of $4,417.

For the year ended December 31, 2010, we had net cash used in investing activities of $848 consisting of the acquisition of property and equipment.  We had no cash used in or provided by investing activities in the year ended December 31, 2011.

For the year ended December 31, 2011, net cash provided by financing activities was $13,293, comprised of proceeds from the issuance of notes payable of $35,000, partially offset by repayment of long-term debt – related party of $21,707.

For the year ended December 31, 2010, net cash provided by financing activities was $12,280, comprised of $15,000 from the proceeds of notes payable – related parties, partially offset by repayment of long-term debt – related party of $2,720.

At December 31, 2011, we had short-term notes payable – related parties totaling $95,627, which are payable to our principal stockholders, are unsecured, bear interest at 6% per annum and are generally due on demand.  In addition, at December 31, 2011, we had short-term notes payable to non-related parties totaling $35,000, which are unsecured, bear interest at 8% per annum and are due on demand.

At December 31, 2011, we had long-term debt – related party of $172,380 (current portion $37,164) payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.  Effective June 1, 2011, the parties agreed to increase the monthly payment on the long-term debt – related party from $1,362 to $4,000.

Accrued interest payable – related parties was $23,463 and $18,452 at December 31, 2011 and 2010, respectively.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended December 31, 2011 and through the date of this filing that we believe are applicable or would have a material impact on the consolidated financial statements of the Company.

Off-Balance Sheet Arrangements

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space. The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management. We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  Effective February 1, 2011, the monthly fee was increased from $9,200 to $10,700 as a result of the increase in the costs of providing the space to the Company.

We also pay another major stockholder of the Company at the rate of $150 per month for expense reimbursement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.  The Company is a “smaller reporting company.”

Item 8.  Financial Statements and Supplementary Data

The following financial statements are being filed with this report and are located immediately following the signature page.

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2011, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of December 31, 2011 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
John B. Hofman	52	2012	President, Secretary, Treasurer and Director
Bruce P. Crane	65	2012	Vice President and Director
________________________

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2011, but the directors met during 2011 for informal discussions and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not hold an annual stockholder meeting during the 2011 year.

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

Based solely on a review of the copies of such reports furnished to us, we believe that all Section 16(a) filing requirements were timely met during 2011.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our chief executive officer in all capacities for the fiscal years ended December 31, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

John B. Hofman	2011	-	-	-	-	-	$147,148	$147,148
President(1)	2010	-	-	-	-	-	$130,179	$130,179

Bruce P. Crane	2011	-	-	-	-	-	$28,700	$28,700
Vice President(2)	2010	-	-	-	-	-	$22,579	$22,579

(1)
Consists of: (i) payments made to Big John’s Store LLC, a company managed and owned by John Hofman, under an Idaho Management Agreement with Big John’s Store LLC for the provision of management services and office and warehouse space in the amount of $126,900 during 2011 and $110,400 during 2010; (ii) medical insurance premiums in the amount of $14,098 during 2011 and $13,629 during 2010; and (iii) contributions to a Health Savings Account for the benefit of Mr. Hofman in the amount of $6,150 during 2011 and 2010.

(2)
Consists of: (i) expense reimbursement of $1,800 during 2011 and 2010; (ii) medical insurance premiums in the amount of $19,750 during 2011 and $13,629 during 2010; and (iii) contributions to a Health Savings Account for the benefit of Mr. Crane in the amount of $7,150 during 2011 and 2010.

We have not granted our officers or directors any stock options, stock awards or other forms of equity compensation.

We do not have any retirement, pension or profit sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Officer Compensation

John Hofman and Bruce Crane, our President and Vice President, respectively, are our only employees.  We do not pay any direct compensation to our officers for service in such capacities.  However, we pay a management fee to Big John’s Store LLC, a company owned by John B. Hofman, for the provision of management services and office and warehouse space, which payments totaled $126,900 during our 2011 fiscal year and $110,400 during our 2010 fiscal year.  We also pay Bruce Crane $150 per month for expense reimbursement.  In August 2009, we also began paying the premiums for such persons’ medical and dental insurance which amounted to $14,098 for Mr. Hofman and $19,750 for Mr. Crane during our 2011 fiscal year and $13,629 for each of such persons during our 2010 fiscal year.  In both 2011 and 2010, we also made contributions to the Health Savings Accounts of Messrs. Hofman and Crane in the amount of $6,150 and $7,150, respectively, which were the maximum contributions permitted for such years.  We plan to continue to pay such medical insurance premiums and to make annual contributions to such Health Savings Accounts in the future.  We also reimburse our officers for reasonable costs and expenses incurred by them in connection with our business.  We have not entered into an employment agreement with any of our officers.

Director Compensation

Our directors do not currently receive any compensation for serving in their capacities as directors and we have not compensated our directors for service in such capacity in the past.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 23, 2012 the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date, there were 21,000,000 issued and outstanding shares of our common stock.  The Company does not have any options, warrants or convertible securities outstanding and none of the share figures listed in the following table consist of securities that may be acquired by the holder within sixty days.

Title of Class	Beneficial Owner (1)	Amount	Percentage Ownership

Officers and Directors
Common Stock	John B. Hofman	8,000,000	38.1%
Common Stock	Bruce P. Crane	10,000,000	47.6%
Common Stock	All Executive Officers
	And Directors as a Group (2 Persons)	18,000,000	85.7%

____________________________________________________

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

As of December 31, 2011, we were indebted to Bruce Crane, an officer, director and principal stockholder of the Company, in the aggregate principal amount of $172,380 which is payable in monthly installments pursuant to a promissory note maturing in 2016 and bearing interest at a rate of 6.97% per annum.  As of December 31, 2011, we were also indebted to Mr. Crane in the aggregate amount of $3,500 pursuant to a demand note bearing interest at 6% per annum and in the aggregate amount of $939 pursuant to non-interest bearing advances with no formal repayment terms.  As of December 31, 2011, we were indebted to John Hofman, an officer, director and principal stockholder of the Company, in the aggregate principal amount of $83,000 pursuant to demand notes bearing interest at 6% per annum and in the aggregate amount of $8,188 pursuant to non-interest bearing advances with no formal repayment terms.

Brownwick, LLC, our wholly-owned subsidiary, entered into that certain Idaho Management Agreement dated as of February 1, 2011, with Big John’s Store LLC, a company owned by John Hofman, our president, director and a principal stockholder, pursuant to which we pay a monthly management fee to Big John’s Store LLC to manage our day-to-day business activities and provide us with office and warehouse space.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  We have historically paid monthly management fees in varying amounts to Big John’s Store LLC pursuant to prior agreements approved by our stockholders.  The monthly fee was increased from $9,200 to $10,700 effective as of February 1, 2011 as a result of the increase in Big John’s Store’s costs of providing such space to the Company.  The monthly fee will be evaluated on an annual basis to take into account any future increases in Big John’s Store’s costs of providing the warehouse/office space, however there are no plans to increase the monthly fee at this time.  The total management fees paid to Big John’s Store LLC during our 2011 and 2010 fiscal years was $126,900 and $110,400, respectively.  The terms of the Idaho Management Agreement are not the result of arm’s length negotiations.

Brownwick, LLC also pays Bruce Crane $150 per month for expense reimbursement.

Each of John Hofman and Bruce Crane, our officers, directors and principal stockholders, own retail companies that purchase grain mills and other products from the Company.  Sales to these related parties totaled $108,083 and $82,886 for the years ended December 31, 2011 and 2010, respectively, or approximately 6% and 7%, respectively, of our total sales for such periods.  Accounts receivable from these related parties were $14,819 and $13,205 at December 31, 2011 and 2010, respectively.  Sales to these related parties are on the same terms as sales to unrelated third parties.

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

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2011 and 2010.

During the fiscal years ended December 31, 2011 and 2010, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,

	2011	2010
Audit Fees	$23,000	$18,100
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$23,000	$18,100

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

Item 15.  Exhibits, Financial Statement Schedules

      The following documents are included as exhibits to this report.

(a) Exhibits
Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated byReference(1)
3.2	3	Bylaws	Incorporated by Reference(1)
10.1	10	Promissory Note from the Company to Bruce Crane dated December 23, 2005	Incorporated by Reference(1)
10.2	10	Promissory Note from the Company to Bruce Crane dated December 1, 2007	Incorporated by Reference(1)
10.3	10	Promissory Note from the Company to John Hofman dated September 12, 2005	Incorporated by Reference(1)
10.4	10	Promissory Note from the Company to John Hofman dated June 11, 2008	Incorporated by Reference(1)
10.5	10	Exclusive Manufacturing Agreement with Korean Manufacturer dated July 7, 2010	Incorporated by Reference(2)
10.6	10	Form of Authorized Dealer Agreement entered into with customers purchasing over $500 of product per year	Incorporated by Reference(2)
10.7	10	Authorized Dealer Agreement with Big John’s LLC dated May 10, 2006	Incorporated by Reference(2)
10.8	10	Authorized Dealer Agreement with Kitchen Kneads dated August 29, 2005	Incorporated by Reference(2)
10.9	10	Promissory Note from the Company to John Hofman dated October 7, 2010	Incorporated by Reference(3)
10.10	10	Promissory Note from the Company to John Hofman dated December 27, 2010	Incorporated by Reference(3)
10.11	10	Idaho Management Agreement between Big John’s Store LLC and Brownwick, LLC dated as of February 1, 2011	Incorporated by Reference(4)
10.12	10	Promissory Note dated March 22, 2011	Incorporated by Reference(4)
10.13	10	Amendment to Promissory Note from the Company to Bruce Crane dated as of June 1, 2011	Incorporated by Reference(5)
10.14	10	Promissory Note dated July 21, 2011	Incorporated by Reference(6)
21.1	21	Schedule of the Registrant’s Subsidiaries	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Office	This Filing
101.ins	101	XBRL.Instance
101.xsd	101	XBRL.Schema
101.cal	101	XBRL.Calculation
101.def	101	XBRL.Definition
101.lab	101	XBRL.Label
101.pre	101	XBRL.Presentation

(1)  Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed May 14, 2010.
(2)  Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-12G filed July 13, 2010.
(3)  Incorporated by reference to the Company’s 2010 Annual Report on Form 10-K filed March 31, 2011.
(4)  Incorporated by reference to the Company’s March 31, 2011 Report on Form 10-Q filed May 13, 2011.
(5)  Incorporated by reference to the Company’s June 30, 2011 Report on Form 10-Q filed August 12, 2011.
(6)  Incorporated by reference to the Company’s September 30, 2011 Report on Form 10-Q filed November 10, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: March 30, 2012	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2012	By /s/ John B. Hofman
John B. Hofman
President, Secretary, Treasurer and Director
(Principal Executive and Accounting Officer)

Dated: March 30, 2012	By /s/ Bruce P. Crane
Bruce P. Crane
Director

GROTE MOLEN, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Grote Molen, Inc. and Subsidiary
Pocatello, Idaho

We have audited the accompanying consolidated balance sheets of Grote Molen, Inc. and Subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2011. Grote Molen, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grote Molen, Inc. and Subsidiary as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 30, 2012

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$251,401	$111,759
Accounts Receivable	50,287	28,466
Inventories	118,584	160,347
Deposits	335,490	384,544
Prepaid Expenses	342	2,131

Total Current Assets	756,104	687,247

Property and Equipment, net	7,386	8,916
Intangible Assets, net	4,556	5,608

Total Assets	$768,046	$701,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$30,795	$30,685
Accrued Interest Payable – Related Parties	23,463	18,452
Accrued Interest Payable	1,656	-
Income Taxes Payable	4,190	-
Current Portion of Long-Term Debt – Related Party	37,164	2,917
Notes Payable – Related Parties	95,627	95,627
Notes Payable	35,000	-

Total Current Liabilities	227,895	147,681

Long-Term Debt – Related Party	135,216	191,170

Total Liabilities	363,111	338,851

Stockholders' Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	294,935	252,920

Total Stockholders’ Equity	404,935	362,920

Total Liabilities and Stockholders’ Equity	$768,046	$701,771

See Notes to Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

Sales	$1,681,439	$1,223,509

Cost of Sales	1,201,801	846,021

Gross Profit	479,638	377,488

Operating Costs and Expenses:
Selling, General and Administrative	400,742	308,121
Depreciation and Amortization	2,582	2,456

Total Operating Costs and Expenses	403,324	310,577

Income From Operations	76,314	66,911

Other Expense:
Interest Expense – Related Parties	18,115	18,041
Interest Expense	1,656	-

Total Other Expense	19,771	18,041

Income Before Income Taxes	56,543	48,870

Provision for Income Taxes	14,528	11,693

Net Income	$42,015	$37,177

Net Income Per Common Share -
Basic and Diluted	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000

See Notes to Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Additional Paid-In Capital	Retained Earnings	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance, December 31, 2009	-	$-	21,000,000	$21,000	$89,000	$215,743	$325,743
Net Income	-	-	-	-	-	37,177	37,177

Balance, December 31, 2010	-	-	21,000,000	21,000	89,000	252,920	362,920
Net Income	-	-	-	-	-	42,015	42,015

Balance, December 31, 2011	-	$-	21,000,000	$21,000	$89,000	$294,935	$404,935

See Notes to Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash Flows from Operating Activities
Net Income	$42,015	$37,177
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,582	2,456
(Increase) Decrease in:
Accounts Receivable	(21,821)	(167)
Inventories	41,763	107,983
Deposits	49,054	(132,791)
Prepaid Expenses	1,789	(1,953)
Increase (Decrease) in:
Accounts Payable	110	(8,176)
Accrued Interest Payable – Related Parties	5,011	4,417
Accrued Interest Payable	1,656	-
Income Taxes Payable	4,190	(9,723)
Net Cash Provided by (Used in) Operating Activities	126,349	(777)

Cash flows from Investing Activities:
Acquisition of Property and Equipment	-	(848)

Net Cash Used in Investing Activities	-	(848)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable	35,000	-
Proceeds from Issuance of Notes Payable – Related Parties	-	15,000
Repayment of Long-Term Debt – Related Party	(21,707)	(2,720)

Net Cash Provided by Financing Activities	13,293	12,280

Net Increase (Decrease) in Cash	139,642	10,655

Cash, Beginning of Year	111,759	101,104
Cash, End of Year	$251,401	$111,759

See Notes to Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity date of three months or less to be cash equivalents.  Since inception, the Company has not held any short-term investments considered to be cash equivalents.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  We determined that no allowance for doubtful accounts was required at December 31, 2011 and 2010.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 3 to 10 years.  Depreciation expense was $1,530 and $1,404 for the years ended December 31, 2011 and 2010, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization.  Amortization is computed using the straight-line method based on the estimated useful lives or contractual lives of the assets, which range from 10 to 30 years.  Amortization expense was $1,052 for each of the years ended December 31, 2011 and 2010.

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable.  Therefore, no impairment loss was recognized during the years ended December 31, 2011 and 2010.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities.  We had no material research and development costs for the years ended December 31, 2011 and 2010.

Advertising

Advertising costs are non-direct in nature, and are expensed over the periods in which the advertising takes place.  Advertising expense totaled $19,520 and $8,734 for the years ended December 31, 2011 and 2010, respectively.

Shipping and Handling

The Company recognizes shipping handling fees in accordance with ASC 605, Shipping and  Handling Fees and Costs.  Accordingly, amounts charged to customers are included in the Company’s revenue and shipping costs are included in selling, general and administrative expenses.  For the years ended December 31, 2011 and 2010, these costs amounted to $60,060 and $39,864, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following at December 31:

	2011	2010

Trade accounts receivable – related parties	$14,819	$13,205
Trade accounts receivable	30,468	10,261
Employee advances	5,000	5,000

	$50,287	$28,466

Property and equipment consist of the following at December 31:

	2011	2010

Office equipment	$3,527	$3,527
Warehouse equipment	10,097	10,097
Website development	2,000	2,000

	15,624	15,624
Accumulated depreciation	(8,238)	(6,708)

	$7,386	$8,916

Intangible assets consist of the following at December 31:

	2011	2010

License	$10,500	$10,500
Patent	100	100

	10,600	10,600
Accumulated amortization	(6,044)	(4,992)

	$4,556	$5,608

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following at December 31:

	2011	2010

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$95,627	$95,627

Long-term debt – related party is comprised of the following at December 31:

	2011	2010

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$172,380	$194,087
Less current portion	(37,164)	(2,917)

Long-term portion	$135,216	$191,170

Future maturities of long-term debt – related party are as follows:

Years Ending December 31:

2012	$37,164
2013	39,837
2014	42,702
2015	45,774
2016	6,903
172,380
Less current portion	(37,164)

Long-term portion	$135,216

Effective June 1, 2011, the parties agreed to increase the monthly payment on the long-term debt – related party from $1,362 to $4,000.

Interest expense on this related party debt was $18,115 and $18,041 for the years ended December 31, 2011 and 2010, respectively.  Accrued interest payable to related parties was $23,463 and $18,452 at December 31, 2011 and 2010, respectively.

NOTE 4 – NOTES PAYABLE

The notes payable of $35,000 at December 31, 2011 are comprised of two notes payable to a non-related party, are unsecured, payable upon demand, and bear interest at 8% per annum.  Accrued interest payable on the notes payable was $1,656 at December 31, 2011.

NOTE 5 – INCOME TAXES

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows for the years ended December 31:

	2011	2010

Federal provision at statutory rate	$22,052	$19,059
State income tax, net of federal benefit	2,477	2,268
Impact of graduated rates	(12,358)	(11,498)
Change in valuation allowance	2,357	1,864

Provision for income taxes	$14,528	$11,693

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2011	2010

Current asset – related party interest expense	$7,978	$6,273
Long-term liability – depreciation and amortization	(1,870)	(2,522)

	6,108	3,751
Valuation allowance	(6,108)	(3,751)

	$-	$-

In recording the valuation allowances, we were unable to conclude that it is more likely than not that all or a portion of a net deferred tax asset will be realized.

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements.  We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the years ended December 31, 2011 and 2010.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses.  As of December 31, 2011 and 2010, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and in the state of Idaho.  All U.S. federal and Idaho state income tax returns from 2008 through the year ended December 31, 2011 are subject to examination.

NOTE 6 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in June 2007, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $128,700 and $112,200 for the years ended December 31, 2011 and 2010, respectively.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $108,083 and $82,886 for the years ended December 31, 2011 and 2010, respectively, or approximately 6% and 7%, respectively.  Accounts receivable from these related parties totaled $14,819 and $13,205 at December 31, 2011 and 2010, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 7 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares were issued and outstanding at December 31, 2011 and 2010.

NOTE 8 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the years ended December 31, 2011 and 2010, we had no non-cash financing and investing activities.

We paid cash for income taxes of $8,647 and $23,107 for the years ended December 31, 2011 and 2010, respectively.  We paid cash for interest of $13,103 and $13,624 for the years ended December 31, 2011 and 2010, respectively.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value because the interest rates on the notes approximate market rates of interest.

NOTE 10 – SIGNIFICANT CONCENTRATIONS

In addition to the sales to related parties discussed in Note 6, we had sales to one customer that accounted for approximately 12% and 10% of total sales for the years ended December 31, 2011 and 2010, respectively.

We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the year ended December 31, 2011 and through the date of this filing that we believe are applicable or would have a material impact on the consolidated financial statements of the Company.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were issued.  We did not identify any material subsequent events requiring adjustment to or disclosure in our accompanying consolidated financial statements.