Form 10-Q
period 2012-03-31
GROTE MOLEN INC
filed 2012-05-15
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, there were 21,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC.
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets:
Cash	$256,285	$251,401
Accounts Receivable	58,047	50,287
Inventories	73,032	118,584
Deposits	433,651	335,490
Prepaid Expenses	389	342

Total Current Assets	821,404	756,104
Property and Equipment, net	7,022	7,386
Intangible Assets, net	4,293	4,556

Total Assets	$832,719	$768,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$56,809	$30,795
Accrued Interest Payable – Related Parties	24,828	23,463
Accrued Interest Payable	2,356	1,656
Income Taxes Payable	12,442	4,190
Current Portion of Long-Term Debt – Related Party	37,815	37,164
Notes Payable – Related Parties	104,627	95,627
Notes Payable	35,000	35,000

Total Current Liabilities	273,877	227,895

Long-Term Debt – Related Party	125,514	135,216

Total Liabilities	399,391	363,111

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	323,328	294,935

Total Stockholders’ Equity	433,328	404,935

Total Liabilities and Stockholders’ Equity	$832,719	$768,046

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Sales	$453,618	$484,848

Cost of Sales	310,007	352,264

Gross Profit	143,611	132,584

Operating Costs and Expenses:
Selling, General and Administrative	101,325	117,838
Depreciation and Amortization	627	679

Total Operating Costs and Expenses	101,952	118,517

Income From Operations	41,659	14,067

Other Expense: Interest Expense – Related Parties	4,314	4,669
Interest Expense	700	33

Total Other Expense	5,014	4,702

Income Before Income Taxes	36,645	9,365

Income Tax Provision	8,252	2,409

Net Income	$28,393	$6,956

Net Income Per Common Share -
Basic and Diluted	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Cash Flows from Operating Activities:
Net Income	$28,393	$6,956
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	627	679
(Increase) Decrease in:
Accounts Receivable	(7,760)	(9,295)
Inventories	45,552	(66,201)
Deposits	(98,161)	135,089
Prepaid Expenses	(47)	1,506
Increase (Decrease) in:
Accounts Payable	26,014	19,565
Accrued Interest Payable – Related Parties	1,365	1,293
Accrued Interest Payable	700	33
Income Taxes Payable	8,252	-

Net Cash Provided by Operating Activities	4,935	89,625

Cash flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable – Related Parties	9,000	-
Proceeds from Notes Payable	-	15,000
Repayment of Long-Term Debt – Related Party	(9,051)	(711)

Net Cash Provided by (Used in) Financing Activities	(51)	14,289

Net Increase in Cash	4,884	103,914

Cash, Beginning of the Period	251,401	111,759

Cash, End of the Period	$256,285	$215,673

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF MARCH 31, 2012 AND FOR THE THREE MONTHS
ENDED MARCH 31, 2012 AND 2011 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of March 31, 2012 as well as the consolidated results of operations and cash flows for the three months ended March 31, 2012 and 2011 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2011.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Trade accounts receivable – related parties	$6,354	$14,819
Trade accounts receivable	46,693	30,468
Employee advances	5,000	5,000

	$58,047	$50,287

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Office equipment	$3,527	$3,527
Warehouse equipment	10,097	10,097
Website development	2,000	2,000

	15,624	15,624
Accumulated depreciation	(8,602)	(8,238)

	$7,022	$7,386

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

License	$10,500	$10,500
Patent	100	100

	10,600	10,600
Accumulated amortization	(6,307)	(6,044)

	$4,293	$4,556

NOTE 3 – DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	-

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$104,627	$95,627

The notes payable of $35,000 at March 31, 2012 and December 31, 2011 are comprised of two notes payable to a non-related party, are unsecured, payable upon demand, and bear interest at 8% per annum.  Accrued interest payable on the notes payable was $2,356 and $1,656 at March 31, 2012 and December 31, 2011, respectively.

Long-term debt – related party is comprised of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$163,329	$172,380
Less current portion	(37,815)	(37,164)

Long-term portion	$125,514	$135,216

Interest expense on related party debt was $4,314 and $4,669 for the three months ended March 31, 2012 and 2011, respectively.  Accrued interest payable to related parties was $24,828 and $23,463 at March 31, 2012 and December 31, 2011, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 and $31,050 for the three months ended March 31, 2012 and 2011, respectively.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $9,874 and $24,150 for the three months ended March 31, 2012 and 2011, respectively, or approximately 2% and 5%, respectively.  Accounts receivable from these related parties totaled $6,354 and $14,819 at March 31, 2012 and December 31, 2011, respectively.

Accounts payable to these related parties totaled $12,090 and $0 at March 31, 2012 and December 31, 2011, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 5 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at March 31, 2012 and December 31, 2011.

NOTE 6 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2012 and 2011, we had no non-cash financing and investing activities.

We paid cash for income taxes of $0 and $1,000 for the three months ended March 31, 2012 and 2011, respectively.  We paid cash for interest of $2,950 and $3,376 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 7 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 4, we had sales to one customer that accounted for approximately 13% and 15% of total sales for the three months ended March 31, 2012 and 2011, respectively.

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2012 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 in Part I, Item 1A under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at March 31, 2012 and December 31, 2011.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months ended March 31, 2012 and 2011.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months years ended March 31, 2012 and 2011.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the three months ended March 31, 2012 and 2011.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of March 31, 2012 and December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.  We believe the carrying amount of the notes payable approximates fair value because the interest rates on the notes approximate market rates of interest.

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales have been comprised of the following:

	Three Months Ended March 31,
	2012	2011

Sales	$443,744	$460,698
Sales – related parties	9,874	24,150

Total sales	$453,618	$484,848

Sales to related parties represented approximately 2% and 5% of total sales for the three months ended March 31, 2012 and 2011, respectively.

Our total sales decreased $31,230, or approximately 6%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  We believe the continuing economic slowdown has had a negative impact on our sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2012 was $310,007, compared to $352,264 for the three months ended March 31, 2011, a decrease of $42,257, or approximately 12%.  This decrease in cost of sales is primarily attributed to the decrease in sales for the current three months.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 68% for the three months ended March 31, 2012 compared to approximately 73% for the three months ended March 31, 2011.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $101,325 for the three months ended March 31, 2012, compared to $117,838 for the three months ended March 31, 2011, a decrease of $16,513 or approximately 14%.  The decrease in these expenses in the first three months of the current year is primarily attributed to a decrease in travel and outgoing freight expenses and medical related benefits.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 and $31,050 for the three months ended March 31, 2012 and 2011, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $627 and $679 for the three months ended March 31, 2012 and 2011, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months ended March 31, 2012 and 2011.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $4,314 and $4,669 for the three months ended March 31, 2012 and 2011, respectively.  Other interest expense to non-related parties was $700 and $33 for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of March 31, 2012, we had total current assets of $821,404, including cash of $256,285, and current liabilities of $273,877, resulting in working capital of $547,527.  Our current assets and working capital included inventories of $73,032 and deposits of $433,651.  At times, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.  In addition, as of March 31, 2012, we had total stockholders’ equity of $433,328.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, and from the issuance of our common stock.

For the three months ended March 31, 2012, net cash provided by operating activities was $4,935, as a result of our net income of $28,393, non-cash expenses of $627, decrease in inventories of $45,552, and increases in accounts payable of $26,014, accrued interest payable – related parties of $1,365, accrued interest payable of $700 and income taxes payable of $8,252, partially offset by increases in accounts receivable of $7,760, deposits of $98,161 and prepaid expenses of $47.

By comparison for the three months ended March 31, 2011, net cash provided by operating activities was $89,625, as a result of our net income of $6,956, non-cash expenses of $679, decreases in deposits of $135,089 and prepaid expenses of $1,506, and increases in accounts payable of $19,565, accrued interest payable – related parties of $1,293 and accrued interest payable of $33, partially offset by increases in accounts receivable of $9,295 and inventories of $66,201.

We had no cash used in or provided by investing activities in the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012, net cash used in financing activities was $51, comprised of repayment of long-term debt – related party of $9,051, partially offset by proceeds from the issuance of notes payable – related parties of $9,000.

For the three months ended March 31, 2011, net cash provided by financing activities was $14,289, comprised of proceeds from the issuance of notes payable of $15,000, partially offset by repayment of long-term debt – related party of $711.

At March 31, 2012, we had short-term notes payable – related parties totaling $104,627, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at March 31, 2012, we had short-term notes payable to non-related parties totaling $35,000, which are unsecured, bear interest at 8% per annum and are due on demand.

At March 31, 2012, we had long-term debt – related party of $163,329 (current portion $37,815) payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.

Accrued interest payable – related parties was $24,828 and $23,463 at March 31, 2012 and December 31, 2011, respectively.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2012 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

Off-Balance Sheet Arrangements

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management. We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  Effective February 1, 2011, the monthly fee was increased to $10,700.

We also pay another major stockholder of the Company at the rate of $150 per month for expense reimbursement.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.  The Company is a “smaller reporting company.”

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2012, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of March 31, 2012 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s 2011 annual report on Form 10-K filed with the SEC on March 30, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.     Defaults upon Senior Securities

Not Applicable.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6:     Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.2	Promissory Note dated February 27, 2012*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101 INS**	XBRL Instance Document*
101SCH**	XBRL Taxonomy Extension Schema*
101 CAL**	XBRL Taxonomy Extension Calculation Linkbase*
101 DEF**	XBRL Taxonomy Extension Definition Linkbase*
101 LAB**	XBRL Taxonomy Extension Label Linkbase*
101 PRE**	XBRL Taxonomy Extension Presentation Linkbase*

(1) Incorporated by reference from Exhibit Numbers 3.1 and 3.2 of the Company’s registration statement on Form 10 filed with the SEC on May 14, 2010.
* Exhibits filed with this report.
** XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: May 15, 2012	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)