Form 10-Q
period 2012-06-30
GROTE MOLEN INC
filed 2012-08-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2011, there were 21,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC.
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets:
Cash	$160,816	$251,401
Accounts Receivable	50,232	50,287
Inventories	233,609	118,584
Deposits	348,872	335,490
Prepaid Expenses	367	342

Total Current Assets	793,896	756,104
Property and Equipment, net	7,463	7,386
Intangible Assets, net	4,030	4,556

Total Assets	$805,389	$768,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$37,009	$30,795
Accrued Interest Payable – Related Parties	25,487	23,463
Accrued Interest Payable	3,056	1,656
Income Taxes Payable	4,517	4,190
Current Portion of Long-Term Debt – Related Party	38,477	37,164
Notes Payable – Related Parties	104,627	95,627
Notes Payable	35,000	35,000

Total Current Liabilities	248,173	227,895

Long-Term Debt – Related Party	115,643	135,216

Total Liabilities	363,816	363,111

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	331,573	294,935

Total Stockholders’ Equity	441,573	404,935

Total Liabilities and Stockholders’ Equity	$805,389	$768,046

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$386,724	$399,560	$840,342	$884,408

Cost of Sales	292,592	284,235	602,599	636,499

Gross Profit	94,132	115,325	237,743	247,909

Operating Costs and Expenses:
Selling, General and Administrative	78,009	89,867	179,334	207,705
Depreciation and Amortization	630	649	1,257	1,328

Total Operating Costs and Expenses	78,639	90,516	180,591	209,033

Income From Operations	15,493	24,809	57,152	38,876

Other Expense: Interest Expense – Related Parties	4,214	4,642	8,528	9,311
Interest Expense	700	299	1,400	332

Total Other Expense	4,914	4,941	9,928	9,643

Income Before Income Taxes	10,579	19,868	47,224	29,233

Income Tax Provision	2,334	4,638	10,586	7,047

Net Income	$8,245	$15,230	$36,638	$22,186

Net Income Per Common Share -
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000	21,000,000	21,000,000

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011

Cash Flows from Operating Activities:
Net Income	$36,638	$22,186
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,257	1,328
(Increase) Decrease in:
Accounts Receivable	55	(19,176)
Inventories	(115,025)	67,323
Deposits	(13,382)	(39,763)
Prepaid Expenses	(25)	1,783
Increase (Decrease) in:
Accounts Payable	6,214	11,018
Accrued Interest Payable – Related Parties	2,024	2,571
Accrued Interest Payable	1,400	332
Income Taxes Payable	327	4,356

Net Cash Provided by (Used in) Operating Activities	(80,517)	51,958

Cash flows from Investing Activities:
Purchase of Property and Equipment	(808)	-

Net Cash Used in Investing Activities	(808)	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable – Related Parties	9,000	-
Proceeds from Notes Payable	-	15,000
Repayment of Long-Term Debt – Related Party	(18,260)	(4,072)

Net Cash Provided by (Used in) Financing Activities	(9,260)	10,928

Net Increase (Decrease) in Cash	(90,585)	62,886

Cash, Beginning of the Period	251,401	111,759

Cash, End of the Period	$160,816	$174,645

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF JUNE 30, 2012 AND FOR THE THREE MONTHS
AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2012 and for the three months and six months ended June 30, 2012 and 2011 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of June 30, 2012, the consolidated results of operations for the three months and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2011.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Trade accounts receivable – related parties	$19,926	$14,819
Trade accounts receivable	25,306	30,468
Employee advances	5,000	5,000

	$50,232	$50,287

Property and equipment consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Office equipment	$4,335	$3,527
Warehouse equipment	10,097	10,097
Website development	2,000	2,000

	16,432	15,624
Accumulated depreciation	(8,969)	(8,238)

	$7,463	$7,386

Intangible assets consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

License	$10,500	$10,500
Patent	100	100

	10,600	10,600
Accumulated amortization	(6,570)	(6,044)

	$4,030	$4,556

NOTE 3 – DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	-

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$104,627	$95,627

The notes payable of $35,000 at June 30, 2012 and December 31, 2011 are comprised of two notes payable to a non-related party, are unsecured, payable upon demand, and bear interest at 8% per annum.  Accrued interest payable on the notes payable was $3,056 and $1,656 at June 30, 2012 and December 31, 2011, respectively.

Long-term debt – related party is comprised of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97% per annum	$154,120	$172,380
Less current portion	(38,477)	(37,164)

Long-term portion	$115,643	$135,216

Interest expense on related party debt was $4,214 and $4,642 for the three months ended June 30, 2012 and 2011, respectively, and $8,528 and $9,311 for the six months ended June 30, 2012 and 2011, respectively.  Accrued interest payable to related parties was $25,487 and $23,463 at June 30, 2012 and December 31, 2011, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 for the three months ended June 30, 2012 and 2011 and $65,100 and $63,600 for the six months ended June 30, 2012 and 2011, respectively.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $25,433 and $29,551 for the three months ended June 30, 2012 and 2011, respectively, or approximately 7% of total sales for each period.  Sales to these related parties totaled $35,307 and $53,701 for the six months ended June 30, 2012 and 2011, respectively, or approximately 4% and 6% of total sales, respectively.  Accounts receivable from these related parties totaled $19,926 and $14,819 at June 30, 2012 and December 31, 2011, respectively.

Accounts payable to these related parties totaled $1,103 and $0 at June 30, 2012 and December 31, 2011, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 5 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at June 30, 2012 and December 31, 2011.

NOTE 6 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2012 and 2011, we had no non-cash financing and investing activities.

We paid cash for income taxes of $10,259 and $1,000 for the six months ended June 30, 2012 and 2011, respectively.  We paid cash for interest of $6,504 and $6,739 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 7 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 4, we had sales to one customer that accounted for approximately 11% and 13% of total sales for the six months ended June 30, 2012 and 2011, respectively.

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2012 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at June 30, 2012 and December 31, 2011.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and six months ended June 30, 2012 and 2011.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months and six months ended June 30, 2012 and 2011.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the three months and six months ended June 30, 2012 and 2011.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of June 30, 2012 and December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales have been comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$361,291	$370,009	$805,035	$830,707
Sales – related parties	25,433	29,551	35,307	53,701

Total sales	$386,724	$399,560	$840,342	$884,408

Sales to related parties represented approximately 7% of total sales for each of the three-month periods ended June 30, 2012 and 2011, and 4% and 6% for the six months ended June 30, 2012 and 2011, respectively.

Our total sales decreased $12,836, or approximately 3%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and decreased $44,066, or approximately 5%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  We believe the continuing economic slowdown has had a negative impact on our sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2012 was $292,592, compared to $284,235 for the three months ended June 30, 2011, an increase of $8,357, or approximately 3%.  Cost of sales for the six months ended June 30, 2012 was $602,599, compared to $636,499 for the six months ended June 30, 2011, a decrease of $33,900, or approximately 5%.  The decrease in cost of sales on a year-to-date basis in the current year is due primarily to the decrease in our sales.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 76% for the three months ended June 30, 2012 compared to approximately 71% for the three months ended June 30, 2011.  Cost of sales as a percentage of sales was approximately 72% for the six months ended June 30, 2012 and the six months ended June 30, 2011.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $78,009 for the three months ended June 30, 2012, compared to $89,867 for the three months ended June 30, 2011, a decrease of $11,858 or approximately 13%.  Selling, general and administrative expenses were $179,334 for the six months ended June 30, 2012, compared to $207,705 for the six months ended June 30, 2011, a decrease of $28,371 or approximately 14%.The decrease in these expenses in the current year is primarily attributed to a decrease in advertising, outgoing freight expenses, bank charges and medical related benefits.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 for the three months ended June 30, 2012 and 2011 and $65,100 and $63,600 for the six months ended June 30, 2012 and 2011, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $630 and $649 for the three months ended June 30, 2012 and 2011, respectively, and $1,257 and $1,328 for the six months ended June 30, 2012 and 2011, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months and six months ended June 30, 2012 and 2011.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $4,214 and $4,642 for the three months ended June 30, 2012 and 2011, respectively, and $8,528 and $9,311 for the six months ended June 30, 2012 and 2011, respectively.  Other interest expense to non-related parties was $700 and $299 for the three months ended June 30, 2012 and 2011, respectively, and $1,400 and $332 for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of June 30, 2012, we had total current assets of $793,896, including cash of $160,816, and current liabilities of $248,173, resulting in working capital of $545,723.  Our current assets and working capital included inventories of $233,609 and deposits of $348,872.  At times, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.  In addition, as of June 30, 2012, we had total stockholders’ equity of $441,573.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, and from proceeds from the issuance of our common stock.

For the six months ended June 30, 2012, net cash used in operating activities was $80,517, as a result of increases in inventories of $115,025, deposits of $13,382 and prepaid expenses of $25, partially offset by our net income of $36,638, non-cash expenses of $1,257, decrease in accounts receivable of $55, and increases in accounts payable of $6,214, accrued interest payable – related parties of $2,024, accrued interest payable of $1,400 and income taxes payable of $327.

By comparison for the six months ended June 30, 2011, net cash provided by operating activities was $51,958, as a result of our net income of $22,186, non-cash expenses of $1,328, decreases in inventories of $67,323 and prepaid expenses of $1,783, and increases in accounts payable of $11,018, accrued interest payable – related parties of $2,571, accrued interest payable of $332, and income taxes payable of $4,356, partially offset by increases in accounts receivable of $19,176 and deposits of $39,763.

Net cash used in investing activities for the six months ended June 30, 2012 was $808 for the purchase of property and equipment.  We had no cash used in or provided by investing activities in the six months ended June 30, 2011.

For the six months ended June 30, 2012, net cash used in financing activities was $9,260, comprised of repayment of long-term debt – related party of $18,260, partially offset by proceeds from the issuance of notes payable – related parties of $9,000.

For the six months ended June 30, 2011, net cash provided by financing activities was $10,928, comprised of proceeds from the issuance of notes payable of $15,000, partially offset by repayment of long-term debt – related party of $4,072.

At June 30, 2012, we had short-term notes payable – related parties totaling $104,627, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at June 30, 2012, we had short-term notes payable to non-related parties totaling $35,000, which are unsecured, bear interest at 8% per annum and are due on demand.

At June 30, 2012, we had long-term debt – related party of $154,120 (current portion $38,477) payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.

Accrued interest payable – related parties was $25,487 and $23,463 at June 30, 2012 and December 31, 2011, respectively.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended June 30, 2012 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2012, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of June 30, 2012 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Grote Molen, Inc.

Dated: August 14, 2012	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)