Form 10-Q
period 2012-09-30
GROTE MOLEN INC
filed 2012-11-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________________________________

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 0-18958

____________________________________________________

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

As of November 14, 2012, there were 21,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC.
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets:
Cash	$42,917	$251,401
Accounts Receivable	138,102	50,287
Inventories	171,752	118,584
Deposits	331,605	335,490
Prepaid Expenses	366	342

Total Current Assets	684,742	756,104
Property and Equipment, net	139,532	7,386
Intangible Assets, net	66,487	4,556

Total Assets	$890,761	$768,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$116,074	$30,795
Accrued Interest Payable – Related Parties	26,951	23,463
Accrued Interest Payable	3,756	1,656
Income Taxes Payable	1,740	4,190
Current Portion of Long-Term Debt – Related Party	39,151	37,164
Notes Payable – Related Parties	119,627	95,627
Notes Payable	35,000	35,000

Total Current Liabilities	342,299	227,895

Long-Term Debt – Related Party	105,599	135,216

Total Liabilities	447,898	363,111

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	332,863	294,935

Total Stockholders’ Equity	442,863	404,935

Total Liabilities and Stockholders’ Equity	$890,761	$768,046

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$441,536	$370,384	$1,281,878	$1,254,792

Cost of Sales	342,174	267,857	944,773	904,356

Gross Profit	99,362	102,527	337,105	350,436

Operating Costs and Expenses:
Selling, General and Administrative	91,625	104,205	270,959	311,910
Depreciation and Amortization	694	627	1,951	1,955

Total Operating Costs and Expenses	92,319	104,832	272,910	313,865

Income (Loss) From Operations	7,043	(2,305)	64,195	36,571

Other Expense: Interest Expense – Related Parties	4,093	4,505	12,621	13,816
Interest Expense	700	618	2,100	950

Total Other Expense	4,793	5,123	14,721	14,766

Income (Loss) Before Income Taxes	2,250	(7,428)	49,474	21,805

Income Tax (Provision) Benefit	(960)	1,202	(11,546)	(5,845)

Net Income (Loss)	$1,290	$(6,226)	$37,928	$15,960

Net Income (Loss) Per Common Share -
Basic and Diluted	$0.00	$(0.00)	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000	21,000,000	21,000,000

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities:
Net Income	$37,928	$15,960
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,951	1,955
(Increase) Decrease in:
Accounts Receivable	(87,815)	(19,852)
Inventories	(53,168)	22,725
Deposits	3,885	20,131
Prepaid Expenses	(24)	231
Increase (Decrease) in:
Accounts Payable	85,279	(1,311)
Accrued Interest Payable – Related Parties	3,488	3,818
Accrued Interest Payable	2,100	950
Income Taxes Payable	(2,450)	-

Net Cash Provided by (Used in) Operating Activities	(8,826)	44,607

Cash flows from Investing Activities:
Purchase of Property and Equipment	(133,308)	-
Purchase of Intangible Assets	(62,720)	-

Net Cash Used in Investing Activities	(196,028)	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable – Related Parties	24,000	-
Proceeds from Notes Payable	-	35,000
Repayment of Long-Term Debt – Related Party	(27,630)	(12,813)

Net Cash Provided by (Used in) Financing Activities	(3,630)	22,187

Net Increase (Decrease) in Cash	(208,484)	66,794

Cash, Beginning of the Period	251,401	111,759

Cash, End of the Period	$42,917	$178,553

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF SEPTEMBER 30, 2012 AND FOR THE THREE MONTHS
AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2012 and for the three months and nine months ended September 30, 2012 and 2011 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of September 30, 2012, the consolidated results of operations for the three months and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2011.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)

Trade accounts receivable – related parties	$31,464	$14,819
Trade accounts receivable	101,638	30,468
Employee advances	5,000	5,000

	$138,102	$50,287

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)

Office equipment	$4,335	$3,527
Warehouse equipment	10,097	10,097
Website development	2,000	2,000
Construction-in-progress	132,500	-

	148,932	15,624
Accumulated depreciation	(9,400)	(8,238)

	$139,532	$7,386

Intangible assets consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)

Licenses	$73,220	$10,500
Patent	100	100

	73,320	10,600
Accumulated amortization	(6,833)	(6,044)

	$66,487	$4,556

NOTE 3 – DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	-

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	-

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$119,627	$95,627

The notes payable of $35,000 at September 30, 2012 and December 31, 2011 are comprised of two notes payable to a non-related party, are unsecured, payable upon demand, and bear interest at 8% per annum.  Accrued interest payable on the notes payable was $3,756 and $1,656 at September 30, 2012 and December 31, 2011, respectively.

Long-term debt – related party is comprised of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$144,750	$172,380
Less current portion	(39,151)	(37,164)

Long-term portion	$105,599	$135,216

Interest expense on related party debt was $4,093 and $4,505 for the three months ended September 30, 2012 and 2011, respectively, and $12,621 and $13,816 for the nine months ended September 30, 2012 and 2011, respectively.  Accrued interest payable to related parties was $26,951 and $23,463 at September 30, 2012 and December 31, 2011, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 for the three months ended September 30, 2012 and 2011 and $97,650 and $96,150 for the nine months ended September 30, 2012 and 2011, respectively.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $31,196 and $37,128 for the three months ended September 30, 2012 and 2011, respectively, or approximately 7% and 10% of total sales, respectively.  Sales to these related parties totaled $66,503 and $90,829 for the nine months ended September 30, 2012 and 2011, respectively, or approximately 5% and 7% of total sales, respectively.  Accounts receivable from these related parties totaled $31,464 and $14,819 at September 30, 2012 and December 31, 2011, respectively.

Accounts payable to these related parties totaled $150 and $0 at September 30, 2012 and December 31, 2011, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 5 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at September 30, 2012 and December 31, 2011.

NOTE 6 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2012 and 2011, we had no non-cash financing and investing activities.

We paid cash for income taxes of $13,996 and $5,707 for the nine months ended September 30, 2012 and 2011, respectively.  We paid cash for interest of $9,134 and $9,998 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 7 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 4, we had sales to one customer that accounted for approximately 4% and 9% of total sales for the three months ended September 30, 2012 and 2011, and 8% and 12% for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the nine months ended September 30, 2012 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at September 30, 2012 and December 31, 2011.

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

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization.  Amortization of definitive lived assets is computed using the straight-line method based on the estimated useful lives or contractual lives of the assets, which range from 10 to 30 years.

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and nine months ended September 30, 2012 and 2011.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months and nine months ended September 30, 2012 and 2011.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the three months and nine months ended September 30, 2012 and 2011.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of September 30, 2012 and December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales have been comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$410,340	$333,256	$1,215,375	$1,163,963
Sales – related parties	31,196	37,128	66,503	90,829

Total sales	$441,536	$370,384	$1,281,878	$1,254,792

Sales to related parties represented approximately 7% and 10% of total sales for the three months ended September 30, 2012 and 2011, and approximately 5% and 7% for the nine months ended September 30, 2012 and 2011, respectively.

Our total sales increased $71,152, or approximately 19%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and increased $27,086, or approximately 2%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The increase in sales is due primarily to the successful marketing of our hand operated grain mills.

Cost of Sales

Cost of sales for the three months ended September 30, 2012 was $342,174, compared to $267,857 for the three months ended September 30, 2011, an increase of $74,317, or approximately 28%.  Cost of sales for the nine months ended September 30, 2012 was $944,773, compared to $904,356 for the nine months ended September 30, 2011, an increase of $40,417, or approximately 4%.  The increase in cost of sales in the current year is due primarily to the increase in our sales.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 77% for the three months ended September 30, 2012 compared to approximately 72% for the three months ended September 30, 2011.  Cost of sales as a percentage of sales was approximately 74% for the nine months ended September 30, 2012 compared to approximately 72% for the nine months ended September 30, 2011.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $91,625 for the three months ended September 30, 2012, compared to $104,205 for the three months ended September 30, 2011, a decrease of $12,580 or approximately 12%.  Selling, general and administrative expenses were $270,959 for the nine months ended September 30, 2012, compared to $311,910 for the nine months ended September 30, 2011, a decrease of $40,951 or approximately 13%.  The decrease in these expenses in the current year is primarily attributed to a decrease in advertising, outgoing freight expenses, bank charges and medical related benefits.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 for the three months ended September 30, 2012 and 2011 and $97,650 and $96,150 for the nine months ended September 30, 2012 and 2011, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $694 and $627 for the three months ended September 30, 2012 and 2011, respectively, and $1,951 and $1,955 for the nine months ended September 30, 2012 and 2011, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months and nine months ended September 30, 2012 and 2011.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $4,093 and $4,505 for the three months ended September 30, 2012 and 2011, respectively, and $12,621 and $13,816 for the nine months ended September 30, 2012 and 2011, respectively.  Other interest expense to non-related parties was $700 and $618 for the three months ended September 30, 2012 and 2011, respectively, and $2,100 and $950 for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of September 30, 2012, we had total current assets of $684,742, including cash of $42,917, and current liabilities of $342,299, resulting in working capital of $342,443.  Our current assets and working capital included inventories of $171,752 and deposits of $331,605.  At times, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.  In addition, as of September 30, 2012, we had total stockholders’ equity of $442,863.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, and from proceeds from the issuance of our common stock.

For the nine months ended September 30, 2012, net cash used in operating activities was $8,826, as a result of increases in accounts receivable of $87,815, inventories of $53,168 and prepaid expenses of $24, and a decrease in income taxes payable of $2,450, partially offset by our net income of $37,928, non-cash expenses of $1,951, decrease in deposits of $3,885, and increases in accounts payable of $85,279, accrued interest payable – related parties of $3,488 and accrued interest payable of $2,100.

By comparison for the nine months ended September 30, 2011, net cash provided by operating activities was $44,607, as a result of our net income of $15,960, non-cash expenses of $1,955, decreases in inventories of $22,725, deposits of $20,131 and prepaid expenses of $231, and increases in accrued interest payable – related parties of $3,818 and accrued interest payable of $950, partially offset by an increase in accounts receivable of $19,852 and a decrease in accounts payable of $1,311.

Net cash used in investing activities for the nine months ended September 30, 2012 was $196,028, comprised of the purchase of property and equipment of $133,308 and the purchase of intangibles of $62,720.  We had no cash used in or provided by investing activities in the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, net cash used in financing activities was $3,630, comprised of repayment of long-term debt – related party of $27,630, partially offset by proceeds from the issuance of notes payable – related parties of $24,000.

For the nine months ended September 30, 2011, net cash provided by financing activities was $22,187, comprised of proceeds from the issuance of notes payable of $35,000, partially offset by repayment of long-term debt – related party of $12,813.

At September 30, 2012, we had short-term notes payable – related parties totaling $119,627, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at September 30, 2012, we had short-term notes payable to non-related parties totaling $35,000, which are unsecured, bear interest at 8% per annum and are due on demand.

At September 30, 2012, we had long-term debt – related party of $144,750 (current portion $39,151) payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.

Accrued interest payable – related parties was $26,951 and $23,463 at September 30, 2012 and December 31, 2011, respectively.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended September 30, 2012 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2012, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of September 30, 2012 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s 2011 annual report on Form 10-K filed with the SEC on March 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Promissory Note dated September 19, 2012*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101 INS**	XBRL Instance Document*
101SCH**	XBRL Taxonomy Extension Schema*
101 CAL**	XBRL Taxonomy Extension Calculation Linkbase*
101 DEF**	XBRL Taxonomy Extension Definition Linkbase*
101 LAB**	XBRL Taxonomy Extension Label Linkbase*
101 PRE**	XBRL Taxonomy Extension Presentation Linkbase*

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

Grote Molen, Inc.

Dated: November 14, 2012	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)