Form 10-Q
period 2013-03-31
GROTE MOLEN INC
filed 2013-05-15
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, there were 21,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC.
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets:
Cash	$132,510	$237,678
Accounts Receivable	79,156	80,332
Inventories	196,263	151,173
Deposits	296,884	267,600
Prepaid Expenses	2,079	430

Total Current Assets	706,892	737,213
Property and Equipment, net	156,784	157,215
Intangible Assets, net	65,961	66,224

Total Assets	$929,637	$960,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$103,463	$95,666
Accrued Interest Payable – Related Parties	30,397	28,676
Accrued Interest Payable	5,162	4,456
Income Taxes Payable	-	29,723
Current Portion of Long-Term Debt – Related Party	40,535	39,837
Notes Payable – Related Parties	119,627	119,627
Notes Payable	40,000	35,000

Total Current Liabilities	339,184	352,985

Long-Term Debt – Related Party	84,980	95,379

Total Liabilities	424,164	448,364

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	395,473	402,288

Total Stockholders’ Equity	505,473	512,288

Total Liabilities and Stockholders’ Equity	$929,637	$960,652

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Sales	$344,113	$453,618

Cost of Sales	248,878	310,007

Gross Profit	95,235	143,611

Operating Costs and Expenses:
Selling, General and Administrative	98,034	101,325
Depreciation and Amortization	694	627

Total Operating Costs and Expenses	98,728	101,952

Income (Loss) From Operations	(3,493)	41,659

Other Expense: Interest Expense – Related Parties	4,020	4,314
Interest Expense	707	700

Total Other Expense	4,727	5,014

Income (Loss) Before Income Taxes	(8,220)	36,645

Income Tax Benefit (Provision)	1,405	(8,252)

Net Income (Loss)	$(6,815)	$28,393

Net Income (Loss) Per Common Share -
Basic and Diluted	$(0.00)	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities:
Net Income (Loss)	$(6,815)	$28,393
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	694	627
(Increase) Decrease in:
Accounts Receivable	1,176	(7,760)
Inventories	(45,090)	45,552
Deposits	(29,284)	(98,161)
Prepaid Expenses	(1,649)	(47)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	7,797	26,014
Accrued Interest Payable – Related Parties	1,721	1,365
Accrued Interest Payable	706	700
Income Taxes Payable	(29,723)	8,252

Net Cash Provided by (Used in) Operating Activities	(100,467)	4,935

Cash flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	5,000	-
Proceeds from Notes Payable – Related Parties	-	9,000
Repayment of Long-Term Debt – Related Party	(9,701)	(9,051)

Net Cash Used in Financing Activities	(4,701)	(51)

Net Increase (Decrease) in Cash	(105,168)	4,884

Cash, Beginning of the Period	237,678	251,401

Cash, End of the Period	$132,510	$256,285

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF MARCH 31, 2013 AND FOR THE THREE MONTHS
ENDED MARCH 31, 2013 AND 2012 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of March 31, 2013 as well as the consolidated results of operations and cash flows for the three months ended March 31, 2013 and 2012 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2012.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)

Trade accounts receivable – related parties	$20,628	$40,112
Trade accounts receivable	53,528	35,220
Employee advances	5,000	5,000

	$79,156	$80,332

Property and equipment consist of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)

Office equipment	$4,335	$4,335
Warehouse equipment	10,097	10,097
Website development	2,000	2,000
Construction in progress	150,615	150,615

	167,047	167,047
Accumulated depreciation	(10,263)	(9,832)

	$156,784	$157,215

Intangible assets consist of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)

License – definitive life	$10,500	$10,500
License – indefinitive life	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(7,359)	(7,096)

	$65,961	$66,224

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$119,627	$119,627

Long-term debt – related party is comprised of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97% per annum	$125,515	$135,216
Less current portion	(40,535)	(39,837)

Long-term portion	$84,980	$95,379

Interest expense on related party debt was $4,020 and $4,314 for the three months ended March 31, 2013 and 2012, respectively.  Accrued interest payable to related parties was $30,397 and $28,676 at March 31, 2013 and December 31, 2012, respectively.

NOTE 4 – NOTES PAYABLE

The notes payable totaling $40,000 at March 31, 2013 are comprised of three notes payable to non-related parties, are unsecured, payable on demand and bear interest at 8% per annum.  The notes payable totaling $35,000 at December 31, 2012 are comprised of two notes payable to a non-related party, are unsecured, payable upon demand, and bear interest at 8% per annum.  Accrued interest payable on the notes payable was $5,162 and $4,456 at March 31, 2013 and December 31, 2012, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 for the three months ended March 31, 2013 and 2012.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $8,654 and $9,874 for the three months ended March 31, 2013 and 2012, respectively, or approximately 3% and 2%, respectively.  Accounts receivable from these related parties totaled $20,628 and $40,112 at March 31, 2013 and December 31, 2012, respectively.

Accounts payable to these related parties totaled $5,283 and $150 at March 31, 2013 and December 31, 2012, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 6 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at March 31, 2013 and December 31, 2012.

NOTE 7 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2013 and 2012, we had no non-cash financing and investing activities.

We paid cash for income taxes of $30,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.  We paid cash for interest of $2,299 and $2,290 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 8 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 5, we had sales to one customer that accounted for approximately 11% and 13% of total sales for the three months ended March 31, 2013 and 2012, respectively.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2013 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued.  We did not identify any material subsequent events requiring adjustment to or disclosure in our accompanying consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012 in Part I, Item 1A under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at March 31, 2013 and December 31, 2012.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months ended March 31, 2013 and 2012.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months ended March 31, 2013 and 2012.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the three months ended March 31, 2013 and 2012.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of March 31, 2013 and December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales were comprised of the following:

	Three Months Ended March 31,
	2013	2012

Sales	$335,459	$443,744
Sales – related parties	8,654	9,874

Total sales	$344,113	$453,618

Sales to related parties represented approximately 3% and 2% of total sales for the three months ended March 31, 2013 and 2012, respectively.

Our total sales decreased $109,505, or approximately 24%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  We believe the continuing economic slowdown has had a negative impact on our sales.  In addition, we conducted a year-end sale of our products during the fourth quarter of 2012, and believe the increased sales in that quarter led to a decreased level of sales in the first quarter of 2013.

Cost of Sales

Cost of sales for the three months ended March 31, 2013 was $248,878, compared to $310,007 for the three months ended March 31, 2012, a decrease of $61,129, or approximately 20%.  This decrease in cost of sales is primarily attributed to the decrease in sales in the first three months of the current year.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 72% for the three months ended March 31, 2013 compared to approximately 68% for the three months ended March 31, 2012.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $98,034 for the three months ended March 31, 2013, compared to $101,325 for the three months ended March 31, 2012, a decrease of $3,291 or approximately 3%.  The decrease in these expenses in the first three months of the current year is primarily attributed to a decrease in professional fees and medical related benefits.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 for the three months ended March 31, 2013 and 2012, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $694 and $627 for the three months ended March 31, 2013 and 2012, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months ended March 31, 2013 and 2012.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $4,020 and $4,314 for the three months ended March 31, 2013 and 2012, respectively.  Interest expense – related parties continues to decrease each period as we repay our long-term debt to related party.  Other interest expense to non-related parties was $707 and $700 for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of March 31, 2013, we had total current assets of $706,892, including cash of $132,510, and current liabilities of $339,184, resulting in working capital of $367,708.  Our current assets and working capital included inventories of $196,263 and deposits of $296,884.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.  In addition, as of March 31, 2013, we had total stockholders’ equity of $505,473.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, and from the issuance of our common stock.

For the three months ended March 31, 2013, net cash used in operating activities was $100,467, as a result of our net loss of $6,815, increases in inventories of $45,090, deposits of $29,284 and prepaid expenses of $1,649 and a decrease in income taxes payable of $29,723, partially offset by non-cash expenses of $694, a decrease in accounts receivable of $1,176, and increases in accounts payable and accrued expenses of $7,797, accrued interest payable – related parties of $1,721 and accrued interest payable of $706.

By comparison, for the three months ended March 31, 2012, net cash provided by operating activities was $4,935, as a result of our net income of $28,393, non-cash expenses of $627, decrease in inventories of $45,552, and increases in accounts payable of $26,014, accrued interest payable – related parties of $1,365, accrued interest payable of $700 and income taxes payable of $8,252, partially offset by increases in accounts receivable of $7,760, deposits of $98,161 and prepaid expenses of $47.

We had no cash used in or provided by investing activities in the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013, net cash used in financing activities was $4,701, comprised of repayment of long-term debt – related party of $9,701, partially offset by proceeds from the issuance of notes payable of $5,000.

For the three months ended March 31, 2012, net cash used in financing activities was $51, comprised of repayment of long-term debt – related party of $9,051, partially offset by proceeds from the issuance of notes payable – related parties of $9,000.

At March 31, 2013, we had short-term notes payable – related parties totaling $119,627, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at March 31, 2013, we had short-term notes payable to non-related parties totaling $40,000, which are unsecured, bear interest at 8% per annum and are due on demand.

At March 31, 2013, we had long-term debt – related party of $125,515, including current portion of $40,535, payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.

Accrued interest payable – related parties was $30,397 and $28,676 at March 31, 2013 and December 31, 2012, respectively.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2013 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2013, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of March 31, 2013 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s 2012 annual report on Form 10-K filed with the SEC on April 15, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Promissory Note dated March 26, 2013*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101 INS**	XBRL Instance Document*
101SCH**	XBRL Taxonomy Extension Schema*
101 CAL**	XBRL Taxonomy Extension Calculation Linkbase*
101 DEF**	XBRL Taxonomy Extension Definition Linkbase*
101 LAB**	XBRL Taxonomy Extension Label Linkbase*
101 PRE**	XBRL Taxonomy Extension Presentation Linkbase*

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

Grote Molen, Inc.

Dated: May 15, 2013	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)