Form 10-Q
period 2013-06-30
GROTE MOLEN INC
filed 2013-08-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, there were 21,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC.
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets:
Cash	$207,611	$237,678
Accounts Receivable	40,041	80,332
Inventories	158,036	151,173
Deposits	298,200	267,600
Prepaid Expenses	30,272	430

Total Current Assets	734,160	737,213
Property and Equipment, net	156,353	157,215
Intangible Assets, net	65,698	66,224

Total Assets	$956,211	$960,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$124,577	$95,666
Accrued Interest Payable – Related Parties	32,117	28,676
Accrued Interest Payable	6,083	4,456
Income Taxes Payable	-	29,723
Current Portion of Long-Term Debt – Related Party	41,245	39,837
Notes Payable – Related Parties	119,627	119,627
Notes Payable	47,000	35,000

Total Current Liabilities	370,649	352,985

Long-Term Debt – Related Party	74,399	95,379

Total Liabilities	445,048	448,364

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	401,163	402,288

Total Stockholders’ Equity	511,163	512,288

Total Liabilities and Stockholders’ Equity	$956,211	$960,652

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$415,393	$386,724	$759,506	$840,342

Cost of Sales	291,642	292,592	540,520	602,599

Gross Profit	123,751	94,132	218,986	237,743

Operating Costs and Expenses:
Selling, General and Administrative	110,265	78,009	208,299	179,334
Depreciation and Amortization	694	630	1,388	1,257

Total Operating Costs and Expenses	110,959	78,639	209,687	180,591

Income From Operations	12,792	15,493	9,299	57,152

Other Expense:
Interest Expense – Related Parties	3,849	4,214	7,869	8,528
Interest Expense	921	700	1,628	1,400

Total Other Expense	4,770	4,914	9,497	9,928

Income (Loss) Before Income Taxes	8,022	10,579	(198)	47,224

Income Tax Provision	(2,332)	(2,334)	(927)	(10,586)

Net Income (Loss)	$5,690	$8,245	$(1,125)	$36,638

Net Income (Loss) Per Common Share -
Basic and Diluted	$0.00	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000	21,000,000	21,000,000

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012

Cash Flows from Operating Activities:
Net Income (Loss)	$(1,125)	$36,638
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,388	1,257
(Increase) Decrease in:
Accounts Receivable	40,291	55
Inventories	(6,863)	(115,025)
Deposits	(30,600)	(13,382)
Prepaid Expenses	(29,842)	(25)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	28,911	6,214
Accrued Interest Payable – Related Parties	3,441	2,024
Accrued Interest Payable	1,627	1,400
Income Taxes Payable	(29,723)	327

Net Cash Used in Operating Activities	(22,495)	(80,517)

Cash flows from Investing Activities:
Purchase of Property and Equipment	-	(808)

Net Cash Used in Investing Activities	-	(808)

Cash Flows from Financing Activities:
Proceeds from Notes Payable	12,000	-
Proceeds from Notes Payable – Related Parties	-	9,000
Repayment of Long-Term Debt – Related Party	(19,572)	(18,260)

Net Cash Used in Financing Activities	(7,572)	(9,260)

Net Decrease in Cash	(30,067)	(90,585)

Cash, Beginning of the Period	237,678	251,401

Cash, End of the Period	$207,611	$160,816

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF JUNE 30, 2013 AND FOR THE THREE MONTHS
AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2013 and for the three months and six months ended June 30, 2013 and 2012 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of June 30, 2013 as well as the consolidated results of operations for the three months and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2012.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)

Trade accounts receivable – related parties	$13,368	$40,112
Trade accounts receivable	21,673	35,220
Employee advances	5,000	5,000

	$40,041	$80,332

Property and equipment consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)

Office equipment	$4,335	$4,335
Warehouse equipment	10,097	10,097
Website development	2,000	2,000
Construction in progress	150,615	150,615

	167,047	167,047
Accumulated depreciation	(10,694)	(9,832)

	$156,353	$157,215

Intangible assets consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)

License – definite life	$10,500	$10,500
License – indefinite life	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(7,622)	(7,096)

	$65,698	$66,224

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$119,627	$119,627

Long-term debt – related party is comprised of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$115,644	$135,216
Less current portion	(41,245)	(39,837)

Long-term portion	$74,399	$95,379

Interest expense on related party debt was $3,849 and $4,214 for the three months ended June 30, 2013 and 2012 and $7,869 and $8,528 for the six months ended June 30, 2013 and 2012, respectively.  Accrued interest payable to related parties was $32,117 and $28,676 at June 30, 2013 and December 31, 2012, respectively.

NOTE 4 – NOTES PAYABLE

The notes payable totaling $47,000 at June 30, 2013 are comprised of four notes payable to non-related parties, are unsecured, payable on demand and bear interest at 8% per annum.  The notes payable totaling $35,000 at December 31, 2012 are comprised of two notes payable to a non-related party, are unsecured, payable upon demand, and bear interest at 8% per annum.  Accrued interest payable on the notes payable was $6,083 and $4,456 at June 30, 2013 and December 31, 2012, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 for the three months ended June 30, 2013 and 2012 and $65,100 for the six months ended June 30, 2013 and 2012.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $26,834 and $25,433 for the three months ended June 30, 2013 and 2012, respectively, or approximately 7% of total sales for each period.  Sales to these related parties totaled $35,489 and $35,307 for the six months ended June 30, 2013 and 2012, respectively, or approximately 5% and 4% of total sales, respectively.  Accounts receivable from these related parties totaled $13,368 and $40,112 at June 30, 2013 and December 31, 2012, respectively.

Accounts payable to these related parties totaled $150 at June 30, 2013 and December 31, 2012.

See Note 3 for discussion of related party debt and interest expense.

NOTE 6 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at June 30, 2013 and December 31, 2012.

NOTE 7 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2013 and 2012, we had no non-cash financing and investing activities.

We paid cash for income taxes of $60,520 and $10,259 for the six months ended June 30, 2013 and 2012, respectively.  We paid cash for interest of $4,427 and $6,504 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 8 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 5, we had sales to one customer that accounted for approximately 9% and 11% of total sales for the six months ended June 30, 2013 and 2012, respectively.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2013 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at June 30, 2013 and December 31, 2012.

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

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Amortization of definite lived intangible assets is computed using the straight-line method based on the estimated useful lives or contractual lives of the assets, which range from 10 to 30 years.

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and six months ended June 30, 2013 and 2012.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months and six months ended June 30, 2013 and 2012.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the three months and six months ended June 30, 2013 and 2012.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of June 30, 2013 and December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$388,559	$361,291	$724,017	$805,035
Sales – related parties	26,834	25,433	35,489	35,307

Total sales	$415,393	$386,724	$759,506	$840,342

Sales to related parties represented approximately 7% of total sales for each of the three-month periods ended June 30, 2013 and 2012, and approximately 5% and 4% of total sales for the six months ended June 30, 2013 and 2012, respectively.

Our total sales increased $28,669, or approximately 7%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The increase in sales in the current quarter resulted primarily as a result of successful marketing of our hand operated grain mills and continued positive results from our advertising programs.

Our total sales decreased $80,836, or approximately 10%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  We conducted a year-end sale of our products near the end of 2012, and believe the increased sales in that quarter led to a decreased level of sales in the first part of 2013.

Cost of Sales

Cost of sales was essentially unchanged for the three months ended June 30, 2013 at $291,642, compared to $292,592 for the three months ended June 30, 2012.  Cost of sales for the six months ended June 30, 2013 was $540,520, compared to $602,599 for the six months ended June 30, 2012, a decrease of $62,079, or approximately 10%.  This decrease in cost of sales on a year-to-date basis is primarily attributed to the decrease in sales in the first part of the current year described above.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 70% for the three months ended June 30, 2013 compared to approximately 76% for the three months ended June 30, 2012.  Cost of sales as a percentage of sales was approximately 71% for the six months ended June 30, 2013 compared to approximately 72% for the six months ended June 30, 2012.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $110,265 for the three months ended June 30, 2013, compared to $78,009 for the three months ended June 30, 2012, an increase of $32,256, or approximately 41%.  Selling, general and administrative expenses were $208,299 for the six months ended June 30, 2013, compared to $179,334 for the six months ended June 30, 2012, an increase of $28,965, or approximately 16%.  The increase in these expenses in the current year is primarily attributed to increases in advertising, web development and salaries expenses.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 for the three months ended June 30, 2013 and 2012 and $65,100 for the six months ended June 30, 2013 and 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $694 and $630 for the three months ended June 30, 2013 and 2012 and $1,388 and $1,257 for the six months ended June 30, 2013 and 2012, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months and six months ended June 30, 2013 and 2012.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $3,849 and $4,214 for the three months ended June 30, 2013 and 2012 and $7,869 and $8,528 for the six months ended June 30, 2013 and 2012, respectively.  Interest expense – related parties continues to decrease each period as we repay our long-term debt to a related party.  Other interest expense to non-related parties was $921 and $700 for the three months ended June 30, 2013 and 2012 and $1,628 and $1,400 for the six months ended June 30, 2013 and 2012, respectively.  The other interest expense has increased in the current year due to the addition of two new notes payable to non-related parties totaling $12,000.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $734,160, including cash of $207,611, and current liabilities of $370,649, resulting in working capital of $363,511.  Our current assets and working capital included inventories of $158,036 and deposits of $298,200.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.  In addition, as of June 30, 2013, we had total stockholders’ equity of $511,163.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, and from the issuance of our common stock.

For the six months ended June 30, 2013, net cash used in operating activities was $22,495, as a result of our net loss of $1,125, increases in inventories of $6,863, deposits of $30,600 and prepaid expenses of $29,842 and a decrease in income taxes payable of $29,723, partially offset by non-cash expenses of $1,388, a decrease in accounts receivable of $40,291, and increases in accounts payable and accrued expenses of $28,911, accrued interest payable – related parties of $3,441 and accrued interest payable of $1,627.

By comparison, for the six months ended June 30, 2012, net cash used in operating activities was $80,517, as a result of our net income of $36,638, non-cash expenses of $1,257, decrease in accounts receivable of $55, and increases in accounts payable and accrued expenses of $6,214, accrued interest payable – related parties of $2,024, accrued interest payable of $1,400 and income taxes payable of $327, offset by increases in inventories of $115,025, deposits of $13,382 and prepaid expenses of $25.

We had no cash used in or provided by investing activities in the six months ended June 30, 2013.  For the six months ended June 30, 2012, we used $808 in investing activities comprised of the purchase of property and equipment.

For the six months ended June 30, 2013, net cash used in financing activities was $7,572, comprised of repayment of long-term debt – related party of $19,572, partially offset by proceeds from the issuance of notes payable of $12,000.

For the six months ended June 30, 2012, net cash used in financing activities was $9,260, comprised of repayment of long-term debt – related party of $18,260, partially offset by proceeds from the issuance of notes payable – related parties of $9,000.

At June 30, 2013, we had short-term notes payable – related parties totaling $119,627, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at June 30, 2013, we had short-term notes payable to non-related parties totaling $47,000, which are unsecured, bear interest at 8% per annum and are due on demand.

At June 30, 2013, we had long-term debt – related party of $115,644, including current portion of $41,245, payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.

Accrued interest payable – related parties was $32,117 and $28,676 at June 30, 2013 and December 31, 2012, respectively.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended June 30, 2013 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2013, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of June 30, 2013 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s 2012 annual report on Form 10-K filed with the SEC on April 15, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

10.1	Promissory Note dated March 26, 2013(2)

10.2	Promissory Note dated April 12, 2013*

31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS**	XBRL Instance Document*

101SCH**	XBRL Taxonomy Extension Schema*

101 CAL**	XBRL Taxonomy Extension Calculation Linkbase*

101 DEF**	XBRL Taxonomy Extension Definition Linkbase*

101 LAB**	XBRL Taxonomy Extension Label Linkbase*

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase*

(1) Incorporated by reference from Exhibit Numbers 3.1 and 3.2 of the Company’s registration statement on Form 10 filed with the SEC on May 14, 2010.

(2) Incorporated by reference from Exhibit Number 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 15, 2013.

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

Grote Molen, Inc.

Dated: August 14, 2013	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)