Form 10-Q
period 2013-09-30
GROTE MOLEN INC
filed 2013-11-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, there were 21,000,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC.
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets:
Cash	$138,125	$237,678
Accounts Receivable	77,355	80,332
Inventories	225,326	151,173
Deposits	231,670	267,600
Prepaid Expenses	46,294	430

Total Current Assets	718,770	737,213
Property and Equipment, net	155,906	157,215
Intangible Assets, net	65,435	66,224

Total Assets	$940,111	$960,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$120,253	$95,666
Accrued Interest Payable – Related Parties	33,836	28,676
Accrued Interest Payable	7,163	4,456
Income Taxes Payable	-	29,723
Current Portion of Long-Term Debt – Related Party	41,967	39,837
Notes Payable – Related Parties	119,627	119,627
Notes Payable	62,000	35,000

Total Current Liabilities	384,846	352,985

Long-Term Debt – Related Party	63,632	95,379

Total Liabilities	448,478	448,364

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	381,633	402,288

Total Stockholders’ Equity	491,633	512,288

Total Liabilities and Stockholders’ Equity	$940,111	$960,652

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$344,905	$441,536	$1,104,411	$1,281,878

Cost of Sales	275,253	342,174	815,773	944,773

Gross Profit	69,652	99,362	288,638	337,105

Operating Costs and Expenses:
Selling, General and Administrative	88,440	91,625	296,739	270,959
Depreciation and Amortization	710	694	2,098	1,951

Total Operating Costs and Expenses	89,150	92,319	298,837	272,910

Income (Loss ) From Operations	(19,498)	7,043	(10,199)	64,195

Other Expense:
Interest Expense – Related Parties	3,675	4,093	11,544	12,621
Interest Expense	1,080	700	2,708	2,100

Total Other Expense	4,755	4,793	14,252	14,721

Income (Loss) Before Income Taxes	(24,253)	2,250	(24,451)	49,474

Income Tax (Provision) Benefit	4,723	(960)	3,796	(11,546)

Net Income (Loss)	$(19,530)	$1,290	$(20,655)	$37,928

Net Income (Loss) Per Common Share -
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000	21,000,000	21,000,000

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

Cash Flows from Operating Activities:
Net Income (Loss)	$(20,655)	$37,928
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	2,098	1,951
(Increase) Decrease in:
Accounts Receivable	2,977	(87,815)
Inventories	(74,153)	(53,168)
Deposits	35,930	3,885
Prepaid Expenses	(45,864)	(24)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	24,587	85,279
Accrued Interest Payable – Related Parties	5,160	3,488
Accrued Interest Payable	2,707	2,100
Income Taxes Payable	(29,723)	(2,450)

Net Cash Used in Operating Activities	(96,936)	(8,826)

Cash flows from Investing Activities:
Purchase of Property and Equipment	-	(133,308)
Purchase of Intangible Assets	-	(62,720)

Net Cash Used in Investing Activities	-	(196,028)

Cash Flows from Financing Activities:
Proceeds from Notes Payable	27,000	-
Proceeds from Notes Payable – Related Parties	-	24,000
Repayment of Long-Term Debt – Related Party	(29,617)	(27,630)

Net Cash Used in Financing Activities	(2,617)	(3,630)

Net Decrease in Cash	(99,553)	(208,484)

Cash, Beginning of the Period	237,678	251,401

Cash, End of the Period	$138,125	$42,917

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF SEPTEMBER 30, 2013 AND FOR THE THREE MONTHS
AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2013 and for the three months and nine months ended September 30, 2013 and 2012 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of September 30, 2013 as well as the consolidated results of operations for the three months and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2012.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)

Trade accounts receivable – related parties	$15,846	$40,112
Trade accounts receivable	56,509	35,220
Employee advances	5,000	5,000

	$77,355	$80,332

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)

Office equipment	$4,335	$4,335
Warehouse equipment	10,097	10,097
Website development	2,000	2,000
Construction in progress	150,615	150,615

	167,047	167,047
Accumulated depreciation	(11,141)	(9,832)

	$155,906	$157,215

Intangible assets consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)

License – definite life	$10,500	$10,500
License – indefinite life	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(7,885)	(7,096)

	$65,435	$66,224

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$119,627	$119,627

Long-term debt – related party is comprised of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$105,599	$135,216
Less current portion	(41,967)	(39,837)

Long-term portion	$63,632	$95,379

Interest expense on related party debt was $3,675 and $4,093 for the three months ended September 30, 2013 and 2012, and $11,544 and $12,621 for the nine months ended September 30, 2013 and 2012, respectively.  Accrued interest payable to related parties was $33,836 and $28,676 at September 30, 2013 and December 31, 2012, respectively.

NOTE 4 – NOTES PAYABLE

The notes payable totaling $62,000 at September 30, 2013 are comprised of five notes payable to non-related parties, are unsecured, payable on demand and bear interest at annual rates ranging from 6% to 8%.  The notes payable totaling $35,000 at December 31, 2012 are comprised of two notes payable to a non-related party, are unsecured, payable upon demand, and bear interest at 8% per annum.  Accrued interest payable on the notes payable was $7,163 and $4,456 at September 30, 2013 and December 31, 2012, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 for the three months ended September 30, 2013 and 2012 and $97,650 for the nine months ended September 30, 2013 and 2012, respectively.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $19,932 and $31,196 for the three months ended September 30, 2013 and 2012, or approximately 6% and 7% of total sales, respectively.  Sales to these related parties totaled $55,420 and $66,503 for the nine months ended September 30, 2013 and 2012, respectively, or approximately 5% of total sales for each period.  Accounts receivable from these related parties totaled $15,846 and $40,112 at September 30, 2013 and December 31, 2012, respectively.

Accounts payable to these related parties totaled $600 and $150 at September 30, 2013 and December 31, 2012, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 6 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at September 30, 2013 and December 31, 2012.

NOTE 7 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2013 and 2012, we had no non-cash financing and investing activities.

We paid cash for income taxes of $71,820 and $13,996 for the nine months ended September 30, 2013 and 2012, respectively.  We paid cash for interest of $6,383 and $9,134 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 8 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 5, we had sales to one customer that accounted for approximately 8% of total sales for the each of the nine-month periods ended September 30, 2013 and 2012.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the nine months ended September 30, 2013 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at September 30, 2013 and December 31, 2012.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and nine months ended September 30, 2013 and 2012.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months and nine months ended September 30, 2013 and 2012.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the three months and nine months ended September 30, 2013 and 2012.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of September 30, 2013 and December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$324,973	$410,340	$1,048,991	$1,215,375
Sales – related parties	19,932	31,196	55,420	66,503

Total sales	$344,905	$441,536	$1,104,411	$1,281,878

Sales to related parties represented approximately 6% and 7% of total sales for the three months ended September 30, 2013 and 2012, respectively, and approximately 5% of total sales for each of the nine months ended September 30, 2013 and 2012.

Our total sales decreased $96,631, or approximately 22%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  Our total sales decreased $177,467, or approximately 14%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  We believe this decrease in sales is due to an overall slow-down in the preparedness market and continued slow economic recovery in the United States.

Cost of Sales

Cost of sales decreased $66,921, or approximately 20%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and decreased $129,000, or approximately 14%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  This decrease in cost of sales is primarily attributed to the decrease in sales in the first nine months of the current year discussed above.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 80% for the three months ended September 30, 2013 compared to approximately 77% for the three months ended September 30, 2012.  Cost of sales as a percentage of sales was approximately 74% for the nine months ended September 30, 2013 and 2012.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $88,440 for the three months ended September 30, 2013, compared to $91,625 for the three months ended September 30, 2012, a decrease of $3,185, or approximately 3%.  Selling, general and administrative expenses were $296,739 for the nine months ended September 30, 2013, compared to $270,959 for the nine months ended September 30, 2012, an increase of $25,780, or approximately 10%.  The increase in these expenses in the first nine months of the current year is primarily attributed to increases in advertising and web development expenses.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  We paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 for the three months ended September 30, 2013 and 2012, and $97,650 for the nine months ended September 30, 2013 and 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $710 and $694 for the three months ended September 30, 2013 and 2012, and $2,098 and $1,951 for the nine months ended September 30, 2013 and 2012, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months and nine months ended September 30, 2013 and 2012.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $3,675 and $4,093 for the three months ended September 30, 2013 and 2012, and $11,544 and $12,621 for the nine months ended September 30, 2013 and 2012, respectively.  Interest expense – related parties continues to decrease each period as we repay our long-term debt to a related party.  Other interest expense to non-related parties was $1,080 and $700 for the three months ended September 30, 2013 and 2012, and $2,708 and $2,100 for the nine months ended September 30, 2013 and 2012, respectively.  The other interest expense has increased in the current year due to the addition of notes payable to non-related parties totaling $27,000.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $718,770, including cash of $138,125, and current liabilities of $384,846, resulting in working capital of $333,924.  Our current assets and working capital included inventories of $225,326 and deposits of $231,670.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.  In addition, as of September 30, 2013, we had total stockholders’ equity of $491,633.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, and from the issuance of our common stock.

For the nine months ended September 30, 2013, net cash used in operating activities was $96,936, as a result of our net loss of $20,655, increases in inventories of $74,153 and prepaid expenses of $45,864 and a decrease in income taxes payable of $29,723, partially offset by non-cash expenses of $2,098, decreases in accounts receivable of $2,977 and in deposits of $35,930, and increases in accounts payable and accrued expenses of $24,587, accrued interest payable – related parties of $5,160 and accrued interest payable of $2,707.

By comparison, for the nine months ended September 30, 2012, net cash used in operating activities was $8,826, as a result of our net income of $37,928, non-cash expenses of $1,951, decrease in deposits of $3,885, and increases in accounts payable and accrued expenses of $85,279, accrued interest payable – related parties of $3,488, and accrued interest payable of $2,100, offset by increases in accounts receivable of $87,815, inventories of $53,168, and prepaid expenses of $24, and a decrease in income taxes payable of $2,450.

We had no cash used in or provided by investing activities in the nine months ended September 30, 2013.  For the nine months ended September 30, 2012, we used net cash of $196,028 in investing activities comprised of the purchase of property and equipment of $133,308 and the purchase of intangible assets of $62,720.

For the nine months ended September 30, 2013, net cash used in financing activities was $2,617, comprised of repayment of long-term debt – related party of $29,617, partially offset by proceeds from the issuance of notes payable of $27,000.

For the nine months ended September 30, 2012, net cash used in financing activities was $3,630, comprised of repayment of long-term debt – related party of $27,630, partially offset by proceeds from the issuance of notes payable – related parties of $24,000.

At September 30, 2013, we had short-term notes payable – related parties totaling $119,627, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at September 30, 2013, we had short-term notes payable to non-related parties totaling $62,000, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At September 30, 2013, we had long-term debt – related party of $105,599, including current portion of $41,967, payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.

Accrued interest payable – related parties was $33,836 and $28,676 at September 30, 2013 and December 31, 2012, respectively.  Other accrued interest payable was $7,163 and $4,456 at September 30, 2013 and December 31, 2012, respectively.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended September 30, 2013 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2013, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of September 30, 2013 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s 2012 annual report on Form 10-K filed with the SEC on April 15, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Promissory Note dated August 6, 2013*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101 INS**	XBRL Instance Document*
101SCH**	XBRL Taxonomy Extension Schema*
101 CAL**	XBRL Taxonomy Extension Calculation Linkbase*
101 DEF**	XBRL Taxonomy Extension Definition Linkbase*
101 LAB**	XBRL Taxonomy Extension Label Linkbase*
101 PRE**	XBRL Taxonomy Extension Presentation Linkbase*

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

Grote Molen, Inc.

Dated: November 14, 2013	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)