Form 10-K
period 2013-12-31
GROTE MOLEN INC
filed 2014-03-31
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2013, based on the $0.10 price at which the common equity was sold in our private placement of securities in 2009, the aggregate market value of the 3,000,000 shares held by non-affiliates was approximately $300,000.

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

As of March 28, 2014, there were 21,000,000 shares of the issuer’s common stock outstanding.

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

YEAR ENDED DECEMBER 31, 2013

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

Marketing and Sales

We sell our grain mills on a wholesale basis to retail dealers in all fifty states, in Australia, Canada, the United Kingdom and other foreign countries and to several online retailers.  We maintain a website at www.thewondermill.com that includes information about our products, video demonstrations, dealer locator information, customer reviews, recipes for use with WonderMill products, information with regard to grain varieties and where to purchase them, customer support and repair forms and information on how to become a dealer.  John Hofman and Bruce Crane, our officers, directors and principal stockholders, each own retail stores that purchase our WonderMill grain mills from us on the same terms as other retailers.  Sales to these related parties for our 2013 and 2012 fiscal years were $61,567 and $115,530, respectively, which amounted to approximately 4% and 6% of our total sales, respectively.  In addition, we have one other customer that accounted for approximately 8% and 9%, respectively, of our total sales during our 2013 and 2012 fiscal years.    The loss of any of these major customers would be expected to have a material adverse effect on our results of operations.

We incur advertising costs of a non-direct nature due in connection with advertising on our website and to our authorized dealers.  During our fiscal years ended December 31, 2013 and 2012 our advertising costs were $44,613 and $30,882, respectively.

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

During 2012, we purchased from a German manufacturer a license to the design and manufacture of its home grain mill.  We are currently developing the molds and completing the design process to allow us to produce the grain mill which we plan to introduce to market in 2014.  Although we purchased the license, no assurance can be given that we will be successful in the development and marketing of the grain mill or that the license will provide sufficient protection against potential competitors.  Further, we may be unable to successfully assert our intellectual property rights or these rights may be invalidated, circumvented or challenged.

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

Three customers account for a significant percent of our total sales and the loss of any of such customers could adversely affect our results of operations and financial condition

During our 2013 and 2012 fiscal years, purchases of our WonderMill products by two retail stores owned by John Hofman and Bruce Crane, our officers, directors and principal stockholders, accounted for approximately 4% and 6% of our total sales, respectively.  In addition, purchases by one other customer accounted for 8% and 9%, respectively, of our total sales during our 2013 and 2012 fiscal years.  The loss of any of these major customers would be expected to have a material adverse effect on our results of operations and financial condition.

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

We face risks related to the economic crisis

The credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition.  Our ability to generate revenue from sales of our WonderMill grain mills depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for our products or our ability to manage normal commercial relationships with our customers, suppliers and creditors.  Any significant decrease in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition. In addition, our ability to access the capital markets may be severely restricted at a time when we would like or need to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

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

We will be required to establish and maintain acceptable internal controls related to financial reporting which will be difficult, time consuming and expensive

As a public reporting company, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Such controls will be reviewed by our independent registered public accounting firm in connection with the annual audit of our financial statements.  Since we do not have employees with the requisite accounting expertise or experience or an internal audit or accounting group, we will need to rely on consultants and other outside experts to assist us in establishing and maintaining internal control over financial reporting which is anticipated to be expensive.  There is no assurance that we will be able to pay the costs of establishing such controls or that we will be able to establish controls that are free from material weaknesses.

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

Our officers and directors own a majority of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

As of March 31, 2014, our officers, directors and founding stockholders were the beneficial owners of approximately 85.7% of our issued and outstanding shares of common stock.  Such persons will be able to determine the outcome of actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company. (See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”)

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

On March 28, 2014, the Company’s common stock was quoted on the OTC Bulletin Board as $0.02 bid with no asked price.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

At March 28, 2014, there were 31 holders of record of the Company's common stock, as reported by the Company's transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

No dividends have ever been paid on the Company's securities, and the Company has no current plans to pay dividends in the foreseeable future.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

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

Transfer Agent

Action Stock Transfer Corp., 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121, Telephone:  (801) 274-1088, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

During our 2013 fiscal year, we did not sell any unregistered securities.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during our 2013 fiscal year.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at December 31, 2013 and December 31, 2012.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the years ended December 31, 2013 and 2012.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the years ended December 31, 2013 and 2012.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the years ended December 31, 2013 and 2012.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of December 31, 2013 and December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  For the year ended December 31, 2013, our sales decreased to $1,522,731 from $1,882,395 for the year ended December 31, 2012, a decrease of $359,664, or approximately 19%.  We believe this decrease in sales is due to an overall slow-down in the preparedness market and continued slow economic recovery in the United States.  During 2012, we purchased from a German manufacturer a license to the design and manufacture of its home grain mill.  We are currently developing the molds and completing the design process to allow us to produce the grain mill and introduce it to market in 2014.  We believe the introduction of the new grain mill in 2014 will increase our sales; however, there can be no assurance that we will be successful in these endeavors.

We have historically derived a portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers. Our sales were comprised of the following for the years ended December 31:

	2013	2012

Sales	$1,461,164	$1,766,865
Sales – related parties	61,567	115,530

Total sales	$1,522,731	$1,882,395

Sales to related parties represented approximately 4% and 6% of total sales for the years ended December 31, 2013 and 2012, respectively.

Cost of Sales

Cost of sales for the year ended December 31, 2013 was $1,111,332, compared to $1,318,035 for the year ended December 31, 2012, a decrease of $206,703, or approximately 16%.  This decrease in cost of sales is primarily attributed to the decrease in sales in the current year.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 73% for the year ended December 31, 2013, compared to approximately 70% for the year ended December 31, 2012.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $410,492 for the year ended December 31, 2013, compared to $391,553 for the year ended December 31, 2012, an increase of $18,939, or approximately 5%.  The increase in these expenses in the current year is primarily attributed to increases in advertising and web development expenses.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.    Effective February 1, 2011, the monthly fee was increased from $9,200 to $10,700 as a result of the increase in its costs of providing the space to the Company.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $130,200 for each of the years ended December 31, 2013 and 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for both years presented.  Depreciation and amortization expense was $2,734 and $2,646 for the years ended December 31, 2013 and 2012, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the years ended December 31, 2013 and 2012.

Other Expense

Other expense includes interest expense on indebtedness to related and non-related parties.  Total interest expense – related parties was $15,042 and $16,759 for the years ended December 31, 2013 and 2012, respectively, with the decrease in the current year resulting primarily from the reduction in long-term debt – related parties.  Interest expense to non-related parties was $3,965 and $2,800 for the years ended December 31, 2013 and 2012, respectively, with the increase in the current year resulting from the increase in non-related party debt.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $670,248, including cash of $79,069, and current liabilities of $349,588, resulting in working capital of $320,660.  Our current assets and working capital included inventories of $288,519 and deposits of $203,635.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.  In addition, as of December 31, 2013, we had total stockholders’ equity of $494,095.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, and from the issuance of our common stock.

For the year ended December 31, 2013, net cash used in operating activities was $150,365, as a result of our net loss of $18,193, increases in inventories of $137,346 and prepaid expenses of $44,703, and decreases in accounts payable and accrued expenses of $24,382 and income taxes payable of $29,723, partially offset by non-cash expenses of $2,734, decreases in accounts receivable of $26,440 and deposits of $63,965 and increases in accrued interest payable – related parties of $6,878 and accrued interest payable of $3,965.

By comparison, for the year ended December 31, 2012, net cash provided by operating activities was $155,084, as a result of our net income of $107,353, non-cash expenses of $2,646, a decrease in deposits of $67,890, and increases in accounts payable and accrued expenses of $6,371, accrued interest payable – related parties of $5,213, accrued interest payable of $2,800 and income taxes payable of $25,533, partially offset by increases in accounts receivable of $30,045, inventories of $32,589 and prepaid expenses of $88.

For the year ended December 31, 2013, we had net cash used in investing activities of $5,407, comprised of the acquisition of property and equipment.  For the year ended December 31, 2012, we had net cash used in investing activities of $155,643, comprised of the acquisition of property and equipment of $92,923 and the acquisition of intangible assets of $62,720.

For the year ended December 31, 2013, net cash used in financing activities was $2,837, comprised of repayment of long-term debt – related party of $39,837, partially offset by proceeds from the issuance of notes payable of $37,000.

For the year ended December 31, 2012, net cash used in financing activities was $13,164, comprised of repayment of long-term debt – related party of $37,164, partially offset by proceeds from the issuance of notes payable – related parties of $24,000.

At December 31, 2013, we had short-term notes payable – related parties totaling $119,627, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at December 31, 2013, we had short-term notes payable to non-related parties totaling $72,000, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At December 31, 2013, we had long-term debt – related party of $95,379 (current portion $42,702) payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.

Accrued interest payable – related parties was $35,554 and $28,676 at December 31, 2013 and 2012, respectively.  Accrued interest payable to non-related parties was $8,421 and $4,456 at December 31, 2013 and 2012, respectively.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended December 31, 2013 and through the date of this filing that we believe are applicable or would have a material impact on the consolidated financial statements of the Company.

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

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2013, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of December 31, 2013 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework (1992), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held

John B. Hofman	54	2014	President, Secretary, Treasurer and Director

Bruce P. Crane	67	2014	Vice President and Director
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

Board of Directors

Our board of directors consists of two persons, John B. Hofman and Bruce P. Crane.  Such persons are not “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace because they are officers and employees of the Company.

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2013, but the directors met during 2013 for informal discussions and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not hold an annual stockholder meeting during the 2013 year.

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

Based solely on a review of the copies of such reports furnished to us, we believe that all Section 16(a) filing requirements were timely met during 2013.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and our vice president in all capacities for the fiscal years ended December 31, 2013 and 2012.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

John B. Hofman	2013	$2,400	-	-	-	-	$151,816	$154,216
President(1)	2012	$2,400	-	-	-	-	$150,695	$153,095

Bruce P. Crane	2013	$2,400	-	-	-	-	$8,839	$11,239
Vice President(2)	2012	$2,400	-	-	-	-	$8,050	$10,450

(1)
All Other Compensation consists of: (i) payments made to Big John’s Store LLC, a company managed and owned by John Hofman, under an Idaho Management Agreement with Big John’s Store LLC for the provision of management services and office and warehouse space in the amount of $128,400 during 2013 and 2012; (ii) medical insurance premiums in the amount of $16,966 during 2013 and $15,270 during 2012; and (iii) contributions to a Health Savings Account for the benefit of Mr. Hofman in the amount of $6,450 during 2013 and $7,025 during 2012.

(2)	All Other Compensation consists of: (i) expense reimbursement of $1,800 during 2013 and 2012 and (ii) medical insurance premiums in the amount of $7,039 during 2013 and $6,250 during 2012.

We have not granted our officers or directors any stock options, stock awards or other forms of equity compensation.

We do not have any retirement, pension or profit sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Officer Compensation

John Hofman, our President, Secretary and Treasurer, and Bruce Crane, our Vice President, are our only employees.  During our 2013 fiscal year we paid each of our officers a salary of $2,400.  We plan to pay salaries in the future on a discretionary basis as our financial position and income tax situation allow.  However, we pay a management fee to Big John’s Store LLC, a company owned by John B. Hofman, for the provision of management services and office and warehouse space, which payments totaled $128,400 during our 2013 and 2012 fiscal years.  We also pay Bruce Crane $150 per month for expense reimbursement.  In August 2009, we also began paying the premiums for such persons’ medical and dental insurance, which amounted to $16,966 for Mr. Hofman and $7,039 for Mr. Crane during our 2013 fiscal year and $15,270 for Mr. Hofman and $6,250 for Mr. Crane during our 2012 fiscal year.  In 2013 and 2012, we also made contributions to the Health Savings Account of Mr. Hofman in the amount of $6,450 and $7,025, respectively, which were the maximum contributions permitted for such years.  We plan to continue to pay such medical insurance premiums and to make annual contributions to such Health Savings Accounts in the future.  We also reimburse our officers for reasonable costs and expenses incurred by them in connection with our business.  We have not entered into an employment agreement with any of our officers.

Director Compensation

Our directors do not currently receive any compensation for serving in their capacities as directors and we have not compensated our directors for service in such capacity in the past.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 28, 2014 the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date, there were 21,000,000 issued and outstanding shares of our common stock.  The Company does not have any options, warrants or convertible securities outstanding and none of the share figures listed in the following table consist of securities that may be acquired by the holder within sixty days.
Title of Class	Beneficial Owner (1)	Amount	Percentage Ownership

Officers and Directors

Common Stock	John B. Hofman	8,000,000	38.1%

Common Stock	Bruce P. Crane	10,000,000	47.6%

Common Stock	All Executive Officers And Directors as a Group (2 Persons)	18,000,000	85.7%

____________________________________________________
(1)  Unless otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power over the shares indicated.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

As of December 31, 2013, we were indebted to Bruce Crane, an officer, director and principal stockholder of the Company, in the aggregate principal amount of $95,379, which is payable in monthly installments pursuant to a promissory note maturing in 2016 and bearing interest at a rate of 6.97% per annum.  As of December 31, 2013, we were also indebted to Mr. Crane in the aggregate amount of $3,500 pursuant to a demand note bearing interest at 6% per annum and in the aggregate amount of $939 pursuant to non-interest bearing advances with no formal repayment terms.  As of December 31, 2013, we were indebted to John Hofman, an officer, director and principal stockholder of the Company, in the aggregate principal amount of $107,000 pursuant to demand notes bearing interest at 6% to 8% per annum and in the aggregate amount of $8,188 pursuant to non-interest bearing advances with no formal repayment terms.

Brownwick, LLC, our wholly-owned subsidiary, entered into that certain Idaho Management Agreement dated as of February 1, 2011, with Big John’s Store LLC, a company owned by John Hofman, our president, director and a principal stockholder, pursuant to which we pay a monthly management fee to Big John’s Store LLC to manage our day-to-day business activities and provide us with office and warehouse space.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  We have historically paid monthly management fees in varying amounts to Big John’s Store LLC pursuant to prior agreements approved by our stockholders.  The monthly fee was increased from $9,200 to $10,700 effective as of February 1, 2011 as a result of the increase in Big John’s Store’s costs of providing such space to the Company.  The monthly fee will be evaluated on an annual basis to take into account any future increases in Big John’s Store’s costs of providing the warehouse/office space, however there are no plans to increase the monthly fee at this time.  The total management fees paid to Big John’s Store LLC during each of our 2013 and 2012 fiscal years was $128,400.  The terms of the Idaho Management Agreement are not the result of arm’s length negotiations.

Brownwick, LLC also pays Bruce Crane $150 per month for expense reimbursement.

Each of John Hofman and Bruce Crane, our officers, directors and principal stockholders, own retail companies that purchase grain mills and other products from the Company.  Sales to these related parties totaled $61,567 and $115,530 for the years ended December 31, 2013 and 2012, respectively, or approximately 4% and 6% of our total sales, respectively.  Accounts receivable from these related parties were $4,847 and $40,112 at December 31, 2013 and 2012, respectively.  Sales to these related parties are on the same terms as sales to unrelated third parties.

Director Independence

Our board of directors consists of two persons, John B. Hofman and Bruce P. Crane.  Such persons are not “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace because they are officers and employees of the Company.

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

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2012.

During the fiscal years ended December 31, 2013 and 2012, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,
	2013	2012

Audit Fees	$23,000	$22,800
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$23,000	$22,800

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

Item 15.  Exhibits, Financial Statement Schedules

      The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Bylaws	Incorporated by Reference(1)
10.1	10	Promissory Note from the Company to Bruce Crane dated December 23, 2005	Incorporated by Reference(1)
10.2	10	Promissory Note from the Company to Bruce Crane dated December 1, 2007	Incorporated by Reference(1)
10.3	10	Promissory Note from the Company to John Hofman dated September 12, 2005	Incorporated by Reference(1)
10.4	10	Promissory Note from the Company to John Hofman dated June 11, 2008	Incorporated by Reference(1)
10.5	10	Exclusive Manufacturing Agreement with Korean Manufacturer dated July 7, 2010	Incorporated by Reference(2)
10.6	10	Form of Authorized Dealer Agreement entered into with customers purchasing over $500 of product per year	Incorporated by Reference(2)
10.7	10	Authorized Dealer Agreement with Big John’s LLC dated May 10, 2006	Incorporated by Reference(2)
10.8	10	Authorized Dealer Agreement with Kitchen Kneads dated August 29, 2005	Incorporated by Reference(2)
10.9	10	Promissory Note from the Company to John Hofman dated October 7, 2010	Incorporated by Reference(3)
10.10	10	Promissory Note from the Company to John Hofman dated December 27, 2010	Incorporated by Reference(3)
10.11	10	Idaho Management Agreement between Big John’s Store LLC and Brownwick, LLC dated as of February 1, 2011	Incorporated by Reference(4)
10.12	10	Promissory Note dated March 22, 2011	Incorporated by Reference(4)
10.13	10	Amendment to Promissory Note from the Company to Bruce Crane dated as of June 1, 2011	Incorporated by Reference(5)
10.14	10	Promissory Note dated July 21, 2011	Incorporated by Reference(6)
10.15	10	Promissory Note dated February 27, 2012	Incorporated by Reference(7)
10.16	10	Promissory Note dated September 19, 2012	Incorporated by Reference(8)
10.17	10	Promissory Note dated March 26, 2013	Incorporated by Reference(9)
10.18	10	Promissory Note dated April 12, 2013	Incorporated by Reference(10)
10.19	10	Promissory Note dated August 6, 2013	Incorporated by Reference(11)
10.20	10	Promissory Note dated November 8, 2013	This Filing
21.1	21	Schedule of the Registrant’s Subsidiaries	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Office	This Filing
101.ins	101	XBRL.Instance
101.xsd	101	XBRL.Schema
101.cal	101	XBRL.Calculation
101.def	101	XBRL.Definition
101.lab	101	XBRL.Label
101.pre	101	XBRL.Presentation

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed May 14, 2010.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-12G filed July 13, 2010.
(3)	Incorporated by reference to the Company’s 2010 Annual Report on Form 10-K filed March 31, 2011.
(4)	Incorporated by reference to the Company’s March 31, 2011 Report on Form 10-Q filed May 13, 2011.
(5)	Incorporated by reference to the Company’s June 30, 2011 Report on Form 10-Q filed August 12, 2011.
(6)	Incorporated by reference to the Company’s September 30, 2011 Report on Form 10-Q filed November 10, 2011.
(7)	Incorporated by reference to the Company’s March 31, 2012 Report on Form 10-Q filed May 15, 2012.
(8)	Incorporated by reference to the Company’s September 30, 2012 Report on Form 10-Q filed November 14, 2012.
(9)	Incorporated by reference to the Company’s March 31, 2013 Report on Form 10-Q filed May 15, 2013.
(10)	Incorporated by reference to the Company’s June 30, 2013 Report on Form 10-Q filed August 14, 2013.
(11)	Incorporated by reference to the Company’s September 30, 2013 Report on Form 10-Q filed November 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: March 31, 2014	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014	By /s/ John B. Hofman
John B. Hofman
President, Secretary, Treasurer and Director
(Principal Executive and Accounting Officer)

Dated: March 31, 2014	By /s/ Bruce P. Crane
Bruce P. Crane
Director

GROTE MOLEN, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Grote Molen, Inc. and Subsidiary
Pocatello, Idaho

We have audited the accompanying consolidated balance sheets of Grote Molen, Inc. and Subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2013. Grote Molen, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grote Molen, Inc. and Subsidiary as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 31, 2014

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$79,069	$237,678
Accounts Receivable	53,892	80,332
Inventories	288,519	151,173
Deposits	203,635	267,600
Prepaid Expenses	45,133	430

Total Current Assets	670,248	737,213

Property and Equipment, net	160,940	157,215
Intangible Assets, net	65,172	66,224

Total Assets	$896,360	$960,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$71,284	$95,666
Accrued Interest Payable – Related Parties	35,554	28,676
Accrued Interest Payable	8,421	4,456
Income Taxes Payable	-	29,723
Current Portion of Long-Term Debt – Related Party	42,702	39,837
Notes Payable – Related Parties	119,627	119,627
Notes Payable	72,000	35,000

Total Current Liabilities	349,588	352,985

Long-Term Debt – Related Party	52,677	95,379

Total Liabilities	402,265	448,364

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,000,000 Shares Issued and Outstanding	21,000	21,000
Additional Paid-In Capital	89,000	89,000
Retained Earnings	384,095	402,288

Total Stockholders’ Equity	494,095	512,288

Total Liabilities and Stockholders’ Equity	$896,360	$960,652

See Notes to Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

Sales	$1,522,731	$1,882,395

Cost of Sales	1,111,332	1,318,035

Gross Profit	411,399	564,360

Operating Costs and Expenses:
Selling, General and Administrative	410,492	391,553
Depreciation and Amortization	2,734	2,646

Total Operating Costs and Expenses	413,226	394,199

Income (Loss) From Operations	(1,827)	170,161

Other Expense:
Interest Expense – Related Parties	15,042	16,759
Interest Expense	3,965	2,800

Total Other Expense	19,007	19,559

Income (Loss) Before Income Taxes	(20,834)	150,602

Provision (Benefit) for Income Taxes	(2,641)	43,249

Net Income (Loss)	$(18,193)	$107,353

Net Income (Loss) Per Common Share -
Basic and Diluted	$(0.00)	$0.01

Weighted Average Shares Outstanding -
Basic and Diluted	21,000,000	21,000,000

See Notes to Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
					Additional Paid-In Capital	Retained Earnings	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance, December 31, 2011	-	$-	21,000,000	$21,000	$89,000	$294,935	$404,935
Net Income	-	-	-	-	-	107,353	107,353

Balance, December 31, 2012	-	-	21,000,000	21,000	89,000	402,288	512,288
Net Loss	-	-	-	-	-	(18,193)	(18,193)

Balance, December 31, 2013	-	$-	21,000,000	$21,000	$89,000	$384,095	$494,095

See Notes to Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net Income (Loss)	$(18,193)	$107,353
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,734	2,646
(Increase) Decrease in:
Accounts Receivable	26,440	(30,045)
Inventories	(137,346)	(32,589)
Deposits	63,965	67,890
Prepaid Expenses	(44,703)	(88)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(24,382)	6,371
Accrued Interest Payable – Related Parties	6,878	5,213
Accrued Interest Payable	3,965	2,800
Income Taxes Payable	(29,723)	25,533
Net Cash Provided by (Used in) Operating Activities	(150,365)	155,084

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(5,407)	(92,923)
Acquisition of Intangible Assets	-	(62,720)

Net Cash Used in Investing Activities	(5,407)	(155,643)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable – Related Parties	-	24,000
Proceeds from Issuance of Notes Payable	37,000	-
Repayment of Long-Term Debt – Related Party	(39,837)	(37,164)

Net Cash Used in Financing Activities	(2,837)	(13,164)

Net Decrease in Cash	(158,609)	(13,723)

Cash, Beginning of Year	237,678	251,401
Cash, End of Year	$79,069	$237,678

See Notes to Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  We determined that no allowance for doubtful accounts was required at December 31, 2013 and 2012.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 3 to 10 years.  Depreciation expense was $1,682 and $1,594 for the years ended December 31, 2013 and 2012, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization.  Amortization of definite lived intangible assets is computed using the straight-line method based on the estimated useful lives or contractual lives of the assets, which range from 10 to 30 years.  Amortization expense was $1,052 for each of the years ended December 31, 2013 and 2012.

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable.  Therefore, no impairment loss was recognized during the years ended December 31, 2013 and 2012.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities.  We had no material research and development costs for the years ended December 31, 2013 and 2012.

Advertising

Advertising costs are non-direct in nature, and are expensed over the periods in which the advertising takes place.  Advertising expense totaled $44,613 and $30,882 for the years ended December 31, 2013 and 2012, respectively.

Shipping and Handling

The Company recognizes shipping handling fees in accordance with ASC 605, Shipping and Handling Fees and Costs.  Accordingly, amounts charged to customers are included in the Company’s revenue, and shipping costs are included in selling, general and administrative expenses.  For the years ended December 31, 2013 and 2012, these costs amounted to $45,584 and $46,639, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following at December 31:

	2013	2012

Trade accounts receivable – related parties	$4,847	$40,112
Trade accounts receivable	44,045	35,220
Employee advances	5,000	5,000

	$53,892	$80,332

Property and equipment consist of the following at December 31:

	2013	2012

Office equipment	$4,335	$4,335
Warehouse equipment	15,504	10,097
Website development	2,000	2,000
Construction in progress	150,615	150,615

	172,454	167,047
Accumulated depreciation	(11,514)	(9,832)

	$160,940	$157,215

Intangible assets consist of the following at December 31:

	2013	2012

License – definite life	$10,500	$10,500
License – indefinite life	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(8,148)	(7,096)

	$65,172	$66,224

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following at December 31:

	2013	2012

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$119,627	$119,627

Long-term debt – related party is comprised of the following at December 31:

	2013	2012

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97% per annum	$95,379	$135,216
Less current portion	(42,702)	(39,837)

Long-term portion	$52,677	$95,379

Future maturities of long-term debt – related party are as follows:

Years Ending December 31:

2014	$42,702
2015	45,774
2016	6,903
95,379
Less current portion	(42,702)

Long-term portion	$52,677

Interest expense on this related party debt was $15,042 and $16,759 for the years ended December 31, 2013 and 2012, respectively.  Accrued interest payable to related parties was $35,554 and $28,676 at December 31, 2013 and 2012, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable to non-related parties are unsecured and are comprised of the following at December 31:

	2013	2012

Note payable, due on demand, with interest at 8% per annum	$15,000	$15,000

Note payable, due on demand, with interest at 8% per annum	20,000	20,000

Note payable, due on demand, with interest at 8% per annum	5,000	-

Note payable, due on demand, with interest at 8% per annum	7,000	-

Note payable, due on demand, with interest at 6% per annum	15,000	-

Note payable, due on demand, with interest at 6% per annum	10,000	-

Total	$72,000	$35,000

Accrued interest payable on the notes payable was $8,421 and $4,456 at December 31, 2013 and December 31, 2012, respectively.

NOTE 5 – INCOME TAXES

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows for the years ended December 31:

	2013	2012

Federal provision (benefit) at statutory rate	$(8,125)	$58,735
State income tax, net of federal benefit	(3,815)	9,797
Impact of graduated rates	6,419	(27,430)
Change in valuation allowance	2,880	2,147

Provision (benefit) for income taxes	$(2,641)	$43,249

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2013	2012

Current assets:
Related party interest expense	$12,088	$9,749
Charitable contributions	1,700	-

Long-term liability – depreciation and amortization	(2,653)	(1,494)

	11,135	8,255
Valuation allowance	(11,135)	(8,255)

	$-	$-

In recording the valuation allowances, we were unable to conclude that it is more likely than not that all or a portion of a net deferred tax asset will be realized.

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements.  We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the years ended December 31, 2013 and 2012.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses.  As of December 31, 2013 and 2012, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and in the state of Idaho.  All U.S. federal and Idaho state income tax returns from 2008 through the year ended December 31, 2013 are subject to examination.

NOTE 6 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $130,200 for each of the years ended December 31, 2013 and 2012.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $61,567 and $115,530 for the years ended December 31, 2013 and 2012, respectively, or approximately 4% and 6%, respectively.  Accounts receivable from these related parties totaled $4,847 and $40,112 at December 31, 2013 and 2012, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 7 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares were issued and outstanding at December 31, 2013 and 2012.

NOTE 8 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the year ended December 31, 2013, we had no non-cash financing and investing activities.  During the year ended December 31, 2012, we purchased property and equipment through the issuance of accounts payable of $58,500.

We paid cash for income taxes of $71,820 and $17,716 for the years ended December 31, 2013 and 2012, respectively.  We paid cash for interest of $8,163 and $11,600 for the years ended December 31, 2013 and 2012, respectively.

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

NOTE 10 – SIGNIFICANT CONCENTRATIONS

In addition to the sales to related parties discussed in Note 6, we had sales to one customer that accounted for approximately 8% and 9% of total sales for the years ended December 31, 2013 and 2012, respectively.

We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the year ended December 31, 2013 and through the date of this filing that we believe are applicable or would have a material impact on the consolidated financial statements of the Company.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were issued.  We did not identify any material subsequent events requiring adjustment to or disclosure in our accompanying consolidated financial statements.