Form 10-Q
period 2014-03-31
GROTE MOLEN INC
filed 2014-05-20
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Missing Graphic Reference]
FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 20, 2014, there were 22,200,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC. AND SUBSIDIARY
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash	$56,265	$79,069
Accounts Receivable	48,135	53,892
Inventories	337,163	288,519
Deposits	173,675	203,635
Prepaid Expenses	52,754	45,133

Total Current Assets	667,992	670,248
Property and Equipment, net	160,466	160,940
Intangible Assets, net	64,909	65,172

Total Assets	$893,367	$896,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$76,267	$71,284
Accrued Interest Payable – Related Parties	37,272	35,554
Accrued Interest Payable	9,736	8,421
Current Portion of Long-Term Debt – Related Party	43,450	42,702
Notes Payable – Related Parties	119,627	119,627
Notes Payable	72,000	72,000

Total Current Liabilities	358,352	349,588

Long-Term Debt – Related Party	41,530	52,677

Total Liabilities	399,882	402,265

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 21,600,000 and 21,000,000 Shares Issued and Outstanding, Respectively	21,600	21,000
Additional Paid-In Capital	118,400	89,000
Retained Earnings	353,485	384,095

Total Stockholders’ Equity	493,485	494,095

Total Liabilities and Stockholders’ Equity	$893,367	$896,360

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Sales	$306,796	$344,113

Cost of Sales	223,392	248,878

Gross Profit	83,404	95,235

Operating Costs and Expenses:
Selling, General and Administrative	116,187	98,034
Depreciation and Amortization	737	694

Total Operating Costs and Expenses	116,924	98,728

Loss From Operations	(33,520)	(3,493)

Other Expense:
Interest Expense – Related Parties	3,318	4,020
Interest Expense	1,315	707

Total Other Expense	4,633	4,727

Loss Before Income Taxes	(38,153)	(8,220)

Income Tax Benefit	7,543	1,405

Net Loss	$(30,610)	$(6,815)

Net Loss Per Common Share -
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding -
Basic and Diluted	21,102,222	21,000,000

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities:
Net Loss	$(30,610)	$(6,815)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	737	694
(Increase) Decrease in:
Accounts Receivable	5,757	1,176
Inventories	(48,644)	(45,090)
Deposits	29,960	(29,284)
Prepaid Expenses	(7,621)	(1,649)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	4,983	7,797
Accrued Interest Payable – Related Parties	1,718	1,721
Accrued Interest Payable	1,315	706
Income Taxes Payable	-	(29,723)
Net Cash Used in Operating Activities	(42,405)	(100,467)

Cash flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Notes Payable	-	5,000
Proceeds from Issuance of Common Stock	30,000	-
Repayment of Long-Term Debt – Related Party	(10,399)	(9,701)

Net Cash Provided by (Used in) Financing Activities	19,601	(4,701)

Net Decrease in Cash	(22,804)	(105,168)

Cash, Beginning of the Period	79,069	237,678
Cash, End of the Period	$56,265	$132,510

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF MARCH 31, 2014AND FOR THE THREE MONTHS
ENDED MARCH 31, 2014 AND 2013 ARE UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNICANT ACCOUNTING POLICIES

Organization

Grote Molen, Inc. (“Grote Molen”) was incorporated under the laws of the State of Nevada on March 15, 2004.  BrownWick, LLC (“BrownWick”), a wholly owned subsidiary, was formed in the State of Idaho on June 5, 2005.  The principal business of Grote Molen and BrownWick (collectively the “Company”) is to distribute grain mills and related accessories for home use.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Grote Molen and BrownWick.  All significant inter-company balances and transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of March 31, 2014 as well as the consolidated results of operations and cash flows for the three months ended March 31, 2014 and 2012 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2013.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Trade accounts receivable – related parties	$11,144	$4,847
Trade accounts receivable	31,991	44,045
Employee advances	5,000	5,000

	$48,135	$53,892

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Office equipment	$4,335	$4,335
Warehouse equipment	15,504	15,504
Website development	2,000	2,000
Construction in progress	150,615	150,615

	172,454	172,454
Accumulated depreciation	(11,988)	(11,514)

	$160,466	$160,940

Intangible assets consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

License – definitive life	$10,500	$10,500
License – indefinitive life	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(8,411)	(8,148)

	$64,909	$65,172

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$119,627	$119,627

Long-term debt – related party is comprised of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$84,980	$95,379
Less current portion	(43,450)	(42,702)

Long-term portion	$41,530	$52,677

Interest expense on related party debt was $3,318 and $4,020 for the three months ended March 31, 2014 and 2013, respectively.  Accrued interest payable to related parties was $37,272 and $35,554 at March 31, 2014 and December 31, 2013, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable to non-related parties are unsecured and are comprised of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

Note payable, due on demand, with interest at 8% per annum	$15,000	$15,000

Note payable, due on demand, with interest at 8% per annum	20,000	20,000

Note payable, due on demand, with interest at 8% per annum	5,000	5,000

Note payable, due on demand, with interest at 8% per annum	7,000	7,000

Note payable, due on demand, with interest at 6% per annum	15,000	15,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Total	$72,000	$72,000

Accrued interest payable on the notes payable was $9,736 and $8,421 at March 31, 2014 and December 31, 2013, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 for the three months ended March 31, 2014 and 2013.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $11,297 and $8,654 for the three months ended March 31, 2014 and 2013, respectively, or approximately 4% and 3%, respectively.  Accounts receivable from these related parties totaled $11,144 and $4,847 at March 31, 2014 and December 31, 2013, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 6 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at March 31, 2014 and December 31, 2013.

During the three months ended March 31, 2014, we sold 600,000 shares of our common stock to accredited investors in a private offering at an offering price of $0.05 per share for total proceeds of $30,000.

NOTE 7 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2014 and 2013, we had no non-cash financing and investing activities.

We paid cash for income taxes of $30 and $30,000 for the three months ended March 31, 2014 and 2013, respectively.  We paid cash for interest of $1,601 and $2,299 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 8 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 5, we had sales to one customer that accounted for approximately 11% of total sales for the three months ended March 31, 2014 and 2013, respectively.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2014 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued.  We identified the following subsequent events that we believe require disclosure:

Subsequent to March 31, 2014, we sold an additional 600,000 shares of our common stock to accredited investors in a private placement offering at an offering price of $0.05 per share for total proceeds of $30,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 in Part I, Item 1A under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at March 31, 2014 and December 31, 2013.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months ended March 31, 2014 and 2013.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months ended March 31, 2014 and 2013.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the three months ended March 31, 2014 and 2013.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of March 31, 2014 and December 31, 2013, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales were comprised of the following:

	Three Months Ended March 31,
	2014	2013

Sales	$295,499	$335,459
Sales – related parties	11,297	8,654

Total sales	$306,796	$344,113

Sales to related parties represented approximately 4% and 3% of total sales for the three months ended March 31, 2014 and 2013, respectively.

Our total sales decreased $37,317, or approximately 11%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  We believe this decrease in sales is due to an overall slow-down in the preparedness market and continued slow economic recovery in the United States. During 2012, we purchased from a German manufacturer a license to the design and manufacture of its home grain mill.  We are currently developing the molds and completing the design process to allow us to produce the grain mill and introduce it to market in 2014.  We believe the introduction of the new grain mill in 2014 will increase our sales; however, there can be no assurance that we will be successful in these endeavors.

Cost of Sales

Cost of sales for the three months ended March 31, 2014 was $223,392, compared to $248,878 for the three months ended March 31, 2013, a decrease of $25,486, or approximately 10%.  This decrease in cost of sales is primarily attributed to the decrease in sales in the first three months of the current year.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 73% for the three months ended March 31, 2014 compared to approximately 72% for the three months ended March 31, 2013.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $116,187 for the three months ended March 31, 2014, compared to $98,034 for the three months ended March 31, 2013, an increase of $18,153, or approximately 19%.  The increase in these expenses in the first three months of the current year is primarily attributed to increases in advertising and web development expenses and professional fees.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,550 for the three months ended March 31, 2014 and 2013, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $737 and $694 for the three months ended March 31, 2014 and 2013, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months ended March 31, 2014 and 2013.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $3,318 and $4,020 for the three months ended March 31, 2014 and 2013, respectively.  Interest expense – related parties continues to decrease each period as we repay our long-term debt to related party.  Other interest expense to non-related parties was $1,315 and $707 for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of March 31, 2014 we had total current assets of $667,992, including cash of $56,265, and current liabilities of $358,352, resulting in working capital of $309,640.  Our current assets and working capital included inventories of $337,163 and deposits of $173,675.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.

In addition, as of March 31, 2014, we had total stockholders’ equity of $493,485.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, and from the issuance of our common stock.

For the three months ended March 31, 2014, net cash used in operating activities was $42,405, as a result of our net loss of $30,610, increases in inventories of $48,644 and prepaid expenses of $7,621, partially offset by non-cash expenses of $737, decreases in accounts receivable of $5,757 and deposits of $29,960, and increases in accounts payable and accrued expenses of $4,983, accrued interest payable – related parties of $1,718 and accrued interest payable of $1,315.

By comparison, for the three months ended March 31, 2013, net cash used in operating activities was $100,467, as a result of our net loss of $6,815, increases in inventories of $45,090, deposits of $29,284 and prepaid expenses of $1,649 and a decrease in income taxes payable of $29,723, partially offset by non-cash expenses of $694, a decrease in accounts receivable of $1,176, and increases in accounts payable and accrued expenses of $7,797, accrued interest payable – related parties of $1,721 and accrued interest payable of $706.

We had no cash used in or provided by investing activities in the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014, net cash used in financing activities was $19,601, comprised of proceeds from stock subscriptions of $30,000, partially offset by repayment of long-term debt – related party of $10,399.

For the three months ended March 31, 2013, net cash used in financing activities was $4,701, comprised of repayment of long-term debt – related party of $9,701, partially offset by proceeds from the issuance of notes payable of $5,000.

At March 31, 2014, we had short-term notes payable – related parties totaling $119,627, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at March 31, 2014, we had short-term notes payable to non-related parties totaling $72,000, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At March 31, 2014, we had long-term debt – related party of $84,980, including current portion of $43,450, payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.

Accrued interest payable – related parties was $37,272 and $35,554 at March 31, 2014 and December 31, 2013, respectively.   Accrued interest payable to non-related parties was $9,736 and $8,421 at March 31, 2014 and December 31, 2013, respectively.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flows from operations.

Through March 31, 2014, we sold 600,000 shares of our common stock to accredited investors in a private offering at an offering price of $0.05 per share for total proceeds of $30,000.  Subsequent to March 31, 2014, we sold an additional 600,000 shares to accredited investors in such offering for total proceeds of $30,000.  The proceeds from such sales will be used as working capital.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2014 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2014, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of March 31, 2014 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s 2013 annual report on Form 10-K filed with the SEC on March 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During March 31, 2014, we sold 600,000 shares of our common stock to accredited investors in a private offering at a sales price of $0.05 per share for total proceeds of $30,000. No underwriter was involved in the foregoing transaction and the shares were sold directly to the investors.  The shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions from such registration requirements provided by Section 4(a)(2) of the Securities Act for transactions not involving any public offering and Rule 506 of Regulation D promulgated under the Securities Act.  The shares were sold without general advertising or solicitation, the purchasers acknowledged that they were purchasing restricted securities which had not been registered under the Securities Act and were subject to certain restrictions on resale, and the certificates representing the shares will be imprinted with the usual and customary restricted stock legends.

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

Grote Molen, Inc.

Dated: May 20, 2014	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)