Form 10-Q
period 2014-06-30
GROTE MOLEN INC
filed 2014-08-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, there were 22,200,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC. AND SUBSIDIARY
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash	$69,140	$79,069
Accounts Receivable	43,128	53,892
Inventories	475,155	288,519
Deposits	139,083	203,635
Prepaid Expenses	66,891	45,133

Total Current Assets	793,397	670,248
Property and Equipment, net	159,991	160,940
Intangible Assets, net	64,646	65,172

Total Assets	$1,018,034	$896,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$81,017	$71,284
Accrued Interest Payable – Related Parties	39,773	35,554
Accrued Interest Payable	11,561	8,421
Current Portion of Long-Term Debt – Related Party	44,211	42,702
Notes Payable – Related Parties	167,627	119,627
Notes Payable	72,000	72,000

Total Current Liabilities	416,189	349,588

Long-Term Debt:
Note Payable	102,531	-
Long-Term Debt – Related Party	30,187	52,677

Total Long-Term Debt	132,718	52,677

Total Liabilities	548,907	402,265

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 22,200,000 and 21,000,000 Shares Issued and Outstanding, Respectively	22,200	21,000
Additional Paid-In Capital	147,800	89,000
Retained Earnings	299,127	384,095

Total Stockholders’ Equity	469,127	494,095

Total Liabilities and Stockholders’ Equity	$1,018,034	$896,360

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$180,169	$415,393	$486,965	$759,506

Cost of Sales	161,138	291,642	384,530	540,520

Gross Profit	19,031	123,751	102,435	218,986

Operating Costs and Expenses:
Selling, General and Administrative	78,506	110,265	194,693	208,299
Depreciation and Amortization	738	694	1,475	1,388

Total Operating Costs and Expenses	79,244	110,959	196,168	209,687

Income (Loss) From Operations	(60,213)	12,792	(93,733)	9,299

Other Expense:
Interest Expense – Related Parties	3,920	3,849	7,238	7,869
Interest Expense	4,356	921	5,671	1,628

Total Other Expense	8,276	4,770	12,909	9,497

Income (Loss) Before Income Taxes	(68,489)	8,022	(106,642)	(198)

Income Tax Benefit (Provision)	14,131	(2,332)	21,674	(927)

Net Income (Loss)	$(54,358)	$5,690	$(84,968)	$(1,125)

Net Income (Loss) Per Common Share -
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Shares Outstanding -
Basic and Diluted	21,969,231	21,000,000	21,538,121	21,000,000

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013

Cash Flows from Operating Activities:
Net Loss	$(84,968)	$(1,125)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,475	1,388
Interest Added to Note Payable Principal	2,531	-
(Increase) Decrease in:
Accounts Receivable	10,764	40,291
Inventories	(186,636)	(6,863)
Deposits	64,552	(30,600)
Prepaid Expenses	(21,758)	(29,842)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	9,733	28,911
Accrued Interest Payable – Related Parties	4,219	3,441
Accrued Interest Payable	3,140	1,627
Income Taxes Payable	-	(29,723)

Net Cash Used in Operating Activities	(196,948)	(22,495)

Cash flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Long-Term Note Payable	100,000	-
Proceeds from Notes Payable – Related Parties	50,000	-
Proceeds from Notes Payable	-	12,000
Proceeds from Issuance of Common Stock	60,000	-
Repayment of Notes Payable – Related Parties	(2,000)	-
Repayment of Long-Term Debt – Related Party	(20,981)	(19,572)

Net Cash Provided by (Used in) Financing Activities	187,019	(7,572)

Net Decrease in Cash	(9,929)	(30,067)

Cash, Beginning of the Period	79,069	237,678

Cash, End of the Period	$69,140	$207,611

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF JUNE 30, 2014 AND FOR THE THREE MONTHS
AND SIX ENDED JUNE 30, 2014 AND 2013 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2014 and for the three months and six months ended June 30, 2014 and 2013 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of June 30, 2014 as well as the consolidated results of operations for the three months and six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014 and 2013 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2013.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

Trade accounts receivable – related parties	$6,084	$4,847
Trade accounts receivable	32,044	44,045
Employee advances	5,000	5,000

	$43,128	$53,892

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

Office equipment	$4,335	$4,335
Warehouse equipment	15,504	15,504
Website development	2,000	2,000
Construction in progress	150,615	150,615

	172,454	172,454
Accumulated depreciation	(12,463)	(11,514)

	$159,991	$160,940

Intangible assets consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

License – definitive life	$10,500	$10,500
License – indefinitive life	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(8,674)	(8,148)

	$64,646	$65,172

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	48,000	-

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$167,627	$119,627

Long-term debt – related party is comprised of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97% per annum	$74,398	$95,379
Less current portion	(44,211)	(42,702)

Long-term portion	$30,187	$52,677

Interest expense on related party debt was $3,920 and $3,849 for the three months ended June 30, 2014 and 2013 and $7,238 and $7,869 for the six months ended June 30, 2014 and 2013, respectively.  Accrued interest payable to related parties was $39,773 and $35,554 at June 30, 2014 and December 31, 2013, respectively.

NOTE 4 – NOTES PAYABLE

Short-term notes payable to non-related parties are unsecured and are comprised of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

Note payable, due on demand, with interest at 8% per annum	$15,000	$15,000

Note payable, due on demand, with interest at 8% per annum	20,000	20,000

Note payable, due on demand, with interest at 8% per annum	5,000	5,000

Note payable, due on demand, with interest at 8% per annum	7,000	7,000

Note payable, due on demand, with interest at 6% per annum	15,000	15,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Total	$72,000	$72,000

The long-term note payable is a line of credit promissory note bearing interest at an indexed rate, plus 2% (5.25% at June 30, 2014), requiring monthly interest payments, and maturing on May 16, 2021.  The note payable has an available line of credit of $150,000, with $102,531 outstanding at June 30, 2014.  The note payable is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company’s inventories, property and equipment, and intangible assets.

Accrued interest payable on the notes payable was $11,561 and $8,421 at June 30, 2014 and December 31, 2013, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $33,300 and $32,550 for the three months ended June 30, 2014 and 2013 and $65,850 and $65,100 for the six months ended June 30, 2014 and 2013, respectively.

Each of the two principal stockholders of the Company owns a company that is our customer.  Sales to these related parties totaled $4,237 and $26,834 for the three months ended June 30, 2014 and 2013, respectively, or approximately 2% and 6%, respectively.  Sales to these related parties totaled $15,534 and $35,489 for the six months ended June 30, 2014 and 2013, respectively, or approximately 3% and 5%, respectively.  Accounts receivable from these related parties totaled $6,084 and $4,847 at June 30, 2014 and December 31, 2013, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 6 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at June 30, 2014 and December 31, 2013.

During the six months ended June 30, 2014, we sold 1,200,000 shares of our common stock to accredited investors in a private offering at an offering price of $0.05 per share for total proceeds of $60,000.

NOTE 7 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2014 and 2013, we had no non-cash financing and investing activities.

We paid cash for income taxes of $30 and $60,520 for the six months ended June 30, 2014 and 2013, respectively.  We paid cash for interest of $3,020 and $4,427 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 8 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 5, we had sales to one customer that accounted for approximately 10% and 9% of total sales for the six months ended June 30, 2014 and 2013, respectively.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2014 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued.  We we have identified the following subsequent events that we believe require disclosure:

Subsequent to June 30, 2014, we made a payment on the line of credit note payable of $4,461 principal and $539 interest.  We also received an additional advance on the line of credit of $51,930, bringing the balance payable to $150,000.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at June 30, 2014 and December 31, 2013.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and six months ended June 30, 2014 and 2013.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months and six months ended June 30, 2014 and 2013.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the three months and six months ended June 30, 2014 and 2013.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of June 30, 2014 and December 31, 2013, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders owns a company that is a significant customer.  Our sales were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$175,932	$388,559	$471,431	$724,017
Sales – related parties	4,237	26,834	15,534	35,489

Total sales	$180,169	$415,393	$486,965	$759,506

Sales to related parties represented approximately 2% and 6% of total sales for the three months ended June 30, 2014 and 2013 and approximately 3% and 5% for the six months ended June 30, 2014 and 2013, respectively.

Our total sales decreased $235,224, or approximately 57%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Our total sales decreased $272,541, or approximately 36%, during the six months months ended June 30, 2014 compared to the six months ended June 30, 2013.  During 2012, we purchased from a German manufacturer a license to the design and manufacture of its home grain mill.  We are currently developing the molds and completing the design process to allow us to produce the grain mill and introduce it to market later in 2014.  We believe the introduction of the new grain mill in 2014 will increase our sales; however, there can be no assurance that we will be successful in these endeavors.  We believe the decrease in sales in the current year is due to an overall slow-down in the preparedness market and continued slow economic recovery in the United States.

Cost of Sales

Cost of sales for the three months ended June 30, 2014 was $161,138, compared to $291,642 for the three months ended June 30, 2013, a decrease of $130,504, or approximately 45%.  Cost of sales for the six months ended June 30, 2014 was $384,530, compared to $540,520 for the six months ended June 30, 2013, a decrease of $155,990, or approximately 29%.  The decrease in cost of sales in the current year is primarily attributed to the decrease in sales.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 89% for the three months ended June 30, 2014 compared to approximately 70% for the three months ended June 30, 2013.  Cost of sales as a percentage of sales was approximately 79% for the six months ended June 30, 2014 compared to approximately 71% for the six months ended June 30, 2013.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $78,506 for the three months ended June 30, 2014, compared to $110,265 for the three months ended June 30, 2013, a decrease of $31,759, or approximately 29%.  Selling, general and administrative expenses were $194,693 for the six months ended June 30, 2014, compared to $208,299 for the six months ended June 30, 2013, a decrease of $13,606, or approximately 7%.  The decrease in these expenses in the current year is primarily attributed to decreases in advertising and web development expenses, bankcard fees and freight.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $33,300 and $32,550 for the three months ended June 30, 2014 and 2013 and $65,850 and $65,100 for the six months ended June 30, 2014 and 2013, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $738 and $694 for the three months ended June 30, 2014 and 2013 and $1,475 and $1,388 for the six months ended June 30, 2014 and 2013, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months and six months ended June 30, 2014 and 2013.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $3,920 and $3,849 for the three months ended June 30, 2014 and 2013 and $7,238 and $7,869 for the six months ended June 30, 2014 and 2013, respectively.  The decrease in interest expense – related parties resulting from repayment of our long-term debt to related party is offset by an increase in interest expense – related parties resulting from an increase in notes payable – related parties.

Other interest expense to non-related parties was $4,356 and $921 for the three months ended June 30, 2014 and 2013 and $5,671 and $1,628 for the six months ended June 30, 2014 and 2013, respectively.  The increase in interest expense to non-related parties in the current year is due to additional borrowings in the second half of last year and to the line of credit financing obtained in the second quarter of this year.

Liquidity and Capital Resources

As of June 30, 2014 we had total current assets of $793,397, including cash of $69,140, and current liabilities of $416,189, resulting in working capital of $377,208.  Our current assets and working capital included inventories of $475,155 and deposits of $139,083.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.

In addition, as of June 30, 2014, we had total stockholders’ equity of $469,127.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, a long-term note payable from a bank, and from the issuance of our common stock.

For the six months ended June 30, 2014, net cash used in operating activities was $196,948, as a result of our net loss of $84,968, increases in inventories of $186,636 and prepaid expenses of $21,758, partially offset by non-cash expenses of $4,006, decreases in accounts receivable of $10,764 and deposits of $64,552, and increases in accounts payable and accrued expenses of $9,733, accrued interest payable – related parties of $4,219 and accrued interest payable of $3,140.

By comparison, for the six months ended June 30, 2013, net cash used in operating activities was $22,495, as a result of our net loss of $1,125, increases in inventories of $6,863, deposits of $30,600 and prepaid expenses of $29,842 and a decrease in income taxes payable of $29,723, partially offset by non-cash expenses of $1,388, a decrease in accounts receivable of $40,291, and increases in accounts payable and accrued expenses of $28,911, accrued interest payable – related parties of $3,441 and accrued interest payable of $1,627.

We had no cash used in or provided by investing activities in the six months ended June 30, 2014 and 2013.

For the six months ended June 30, 2014, net cash provided by financing activities was $187,019, comprised of proceeds from long-term note payable of $100,000, proceeds from notes payable – related parties of $50,000, and proceeds from the issuance of common stock of $60,000, partially offset by repayment of notes payable – related parties of $2,000 and repayment of long-term debt – related party of $20,981.

For the six months ended June 30, 2013, net cash used in financing activities was $7,572, comprised of repayment of long-term debt – related party of $19,572, partially offset by proceeds from the issuance of notes payable of $12,000.

At June 30, 2014, we had short-term notes payable – related parties totaling $167,627, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at June 30, 2014, we had short-term notes payable to non-related parties totaling $72,000, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At June 30, 2014 we had a long-term note payable to a bank of $102,531.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (5.25% at June 30, 2014), requiring monthly interest payments, and maturing on May 16, 2021.  The note payable has an available line of credit of $150,000, with $102,531 outstanding at June 30, 2014, and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company’s inventories, property and equipment, and intangible assets.

Subsequent to June 30, 2014, we made a payment on the line of credit note payable of $4,461 principal and $539 interest.  We also received an additional advance on the line of credit of $51,930, bringing the balance payable to $150,000.

At June 30, 2014, we had long-term debt – related party of $74,398, including current portion of $44,211, payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.

Accrued interest payable – related parties was $39,773 and $35,554 at June 30, 2014 and December 31, 2013, respectively.   Accrued interest payable to non-related parties was $11,561 and $8,421 at June 30, 2014 and December 31, 2013, respectively.

We believe we may require additional funding from the sale of our common stock or from debt to meet our obligations for the next twelve months in addition to our current cash and projected cash flows from operations.

Through June 30, 2014, we sold 1,200,000 shares of our common stock to accredited investors in a private offering at an offering price of $0.05 per share for total proceeds of $60,000.  The proceeds from the sale of our common stock will be used as working capital.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended June 30, 2014 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2014, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of June 30, 2014 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s 2013 annual report on Form 10-K filed with the SEC on March 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we sold 600,000 shares of our common stock to accredited investors in a private offering at a sales price of $0.05 per share for total proceeds of $30,000. No underwriter was involved in the foregoing transaction and the shares were sold directly to the investors.  The shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions from such registration requirements provided by Section 4(a)(2) of the Securities Act for transactions not involving any public offering and Rule 506 of Regulation D promulgated under the Securities Act.  The shares were sold without general advertising or solicitation, the purchasers acknowledged that they were purchasing restricted securities which had not been registered under the Securities Act and were subject to certain restrictions on resale, and the certificates representing the shares will be imprinted with the usual and customary restricted stock legends.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Promissory Note dated April 18, 2014*

10.2	Promissory Note dated May 16, 2014*

31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS**	XBRL Instance Document*

101SCH**	XBRL Taxonomy Extension Schema*

101 CAL**	XBRL Taxonomy Extension Calculation Linkbase*

101 DEF**	XBRL Taxonomy Extension Definition Linkbase*

101 LAB**	XBRL Taxonomy Extension Label Linkbase*

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase*

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

Grote Molen, Inc.

Dated: August 14, 2014	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)