Form 10-Q
period 2014-09-30
GROTE MOLEN INC
filed 2014-11-18
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, there were 22,200,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC. AND SUBSIDIARY
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash	$113,918	$79,069
Accounts Receivable	55,530	53,892
Inventories	390,529	288,519
Deposits	232,031	203,635
Prepaid Expenses	70,538	45,133

Total Current Assets	862,546	670,248
Property and Equipment, net	160,928	160,940
Intangible Assets, net	64,383	65,172

Total Assets	$1,087,857	$896,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$119,766	$71,284
Accrued Interest Payable – Related Parties	42,443	35,554
Accrued Interest Payable	13,101	8,421
Current Portion of Long-Term Debt – Related Party	44,986	42,702
Notes Payable – Related Parties	165,627	119,627
Notes Payable	81,600	72,000

Total Current Liabilities	467,523	349,588

Long-Term Debt:
Note Payable	148,174	-
Long-Term Debt – Related Party	18,646	52,677

Total Long-Term Debt	166,820	52,677

Total Liabilities	634,343	402,265

Stockholders’ Equity:
Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 100,000,000 Shares Authorized, 22,200,000 and 21,000,000 Shares Issued and Outstanding, Respectively	22,200	21,000
Additional Paid-In Capital	147,800	89,000
Retained Earnings	283,514	384,095

Total Stockholders’ Equity	453,514	494,095

Total Liabilities and Stockholders’ Equity	$1,087,857	$896,360

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$321,918	$344,905	$808,883	$1,104,411

Cost of Sales	237,747	275,253	622,277	815,773

Gross Profit	84,171	69,652	186,606	288,638

Operating Costs and Expenses:
Selling, General and Administrative	95,527	88,440	290,220	296,739
Depreciation and Amortization	749	710	2,224	2,098

Total Operating Costs and Expenses	96,276	89,150	292,444	298,837

Loss From Operations	(12,105)	(19,498)	(105,838)	(10,199)

Other Expense:
Interest Expense – Related Parties	3,904	3,675	11,142	11,544
Interest Expense	3,252	1,080	8,923	2,708

Total Other Expense	7,156	4,755	20,065	14,252

Loss Before Income Taxes	(19,261)	(24,253)	(125,903)	(24,451)

Income Tax Benefit	3,648	4,723	25,322	3,796

Net Loss	$(15,613)	$(19,530)	$(100,581)	$(20,655)

Net Loss Per Common Share -
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding -
Basic and Diluted	22,200,000	21,000,000	21,761,173	21,000,000

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities:
Net Loss	$(100,581)	$(20,655)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	2,224	2,098
Interest added to Note Payable Principal	2,531	-
(Increase) Decrease in:
Accounts Receivable	(1,638)	2,977
Inventories	(102,010)	(74,153)
Deposits	(28,396)	35,930
Prepaid Expenses	(25,405)	(45,864)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	48,482	24,587
Accrued Interest Payable – Related Parties	6,889	5,160
Accrued Interest Payable	4,680	2,707
Income Taxes Payable	-	(29,723)
Net Cash Used in Operating Activities	(193,224)	(96,936)

Cash flows from Investing Activities:
Purchase of Property and Equipment	(1,423)	-

Net Cash Used in Investing Activities	(1,423)	-

Cash Flows from Financing Activities:
Proceeds from Long-Term Note Payable	151,930	-
Proceeds from Notes Payable – Related Parties	50,000	-
Proceeds from Notes Payable	9,600	27,000
Proceeds from Issuance of Common Stock	60,000	-
Repayment of Notes Payable – Related Parties	(4,000)	-
Repayment of Long-Term Debt – Related Party	(31,746)	(29,617)
Repayment of Long-Term Note Payable	(6,288)	-

Net Cash Provided by (Used in) Financing Activities	229,496	(2,617)

Net Increase (Decrease) in Cash	34,849	(99,553)

Cash, Beginning of the Period	79,069	237,678
Cash, End of the Period	$113,918	$138,125

See Notes to Condensed Consolidated Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF SEPTEMBER 30, 2014 AND FOR THE THREE MONTHS
AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2014 and for the three months and nine months ended September 30, 2014 and 2013 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of September 30, 2014 as well as the consolidated results of operations for the three months and nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014 and 2013 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2013.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)

Trade accounts receivable – related parties	$15,573	$4,847
Trade accounts receivable	34,957	44,045
Employee advances	5,000	5,000

	$55,530	$53,892

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)

Office equipment	$4,335	$4,335
Warehouse equipment	16,927	15,504
Website development	2,000	2,000
Construction in progress	150,615	150,615

	173,877	172,454
Accumulated depreciation	(12,949)	(11,514)

	$160,928	$160,940

Intangible assets consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)

License – definitive life	$10,500	$10,500
License – indefinitive life	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(8,937)	(8,148)

	$64,383	$65,172

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	46,000	-

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$165,627	$119,627

Long-term debt – related party is comprised of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97% per annum	$63,632	$95,379
Less current portion	(44,986)	(42,702)

Long-term portion	$18,646	$52,677

Interest expense on related party debt was $3,904 and $3,675 for the three months ended September 30, 2014 and 2013 and $11,142 and $11,544 for the nine months ended September 30, 2014 and 2013, respectively.  Accrued interest payable to related parties was $42,443 and $35,554 at September 30, 2014 and December 31, 2013, respectively.

NOTE 4 – NOTES PAYABLE

Short-term notes payable to non-related parties are unsecured and are comprised of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)

Note payable, due on demand, with interest at 8% per annum	$15,000	$15,000

Note payable, due on demand, with interest at 8% per annum	20,000	20,000

Note payable, due on demand, with interest at 8% per annum	5,000	5,000

Note payable, due on demand, with interest at 8% per annum	7,000	7,000

Note payable, due on demand, with interest at 6% per annum	15,000	15,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	4,000	-

Note payable, due on demand, with interest at 6% per annum	5,600	-

Total	$81,600	$72,000

The long-term note payable is a line of credit promissory note bearing interest at an indexed rate, plus 2% (5.25% at September 30, 2014), requiring monthly interest payments, and maturing on May 16, 2021.  The note payable has an available line of credit of $150,000, with $148,174 outstanding at September 30, 2014.  The note payable is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company’s inventories, property and equipment, and intangible assets.

Accrued interest payable on the notes payable was $13,101 and $8,421 at September 30, 2014 and December 31, 2013, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,100 and $32,550 for the three months ended September 30, 2014 and 2013 and $97,950 and $97,650 for the nine months ended September 30, 2014 and 2013, respectively.

Each of the two principal stockholders of the Company owns a company that is our customer.  Sales to these related parties totaled $15,537 and $19,932 for the three months ended September 30, 2014 and 2013, respectively, or approximately 5% and 6%, respectively.  Sales to these related parties totaled $31,072 and $55,420 for the nine months ended September 30, 2014 and 2013, respectively, or approximately 4% and 5%, respectively.  Accounts receivable from these related parties totaled $15,573 and $4,847 at September 30, 2014 and December 31, 2013, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 6 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at September 30, 2014 and December 31, 2013.

During the nine months ended September 30, 2014, we sold 1,200,000 shares of our common stock to accredited investors in a private offering at an offering price of $0.05 per share for total proceeds of $60,000.

NOTE 7 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2014 and 2013, we had no non-cash financing and investing activities.

We paid cash for income taxes of $30 and $71,820 for the nine months ended September 30, 2014 and 2013, respectively.  We paid cash for interest of $8,496 and $6,383 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 8 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 5, we had sales to one customer that accounted for approximately 8% of total sales for each of the nine-month periods ended September 30, 2014 and 2013.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the nine months ended September 30, 2014 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued.  We have identified the following subsequent event that we believe requires disclosure:

Subsequent to September 30, 2014, we received proceeds of $10,000 from a promissory note that is payable on demand and bears interest at an annual rate of 6%.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at September 30, 2014 and December 31, 2013.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and nine months ended September 30, 2014 and 2013.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months and nine months ended September 30, 2014 and 2013.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the three months and nine months ended September 30, 2014 and 2013.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of September 30, 2014 and December 31, 2013, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders owns a company that is a significant customer.  Our sales were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$306,381	$324,973	$777,811	$1,048,991
Sales – related parties	15,537	19,932	31,072	55,420

Total sales	$321,918	$344,905	$808,883	$1,104,411

Sales to related parties represented approximately 5% and 6% of total sales for the three months ended September 30, 2014 and 2013 and approximately 4% and 5% for the nine months ended September 30, 2014 and 2013, respectively.

Our total sales decreased $22,987, or approximately 7%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Our total sales decreased $295,528, or approximately 27%, during the nine months months ended September 30, 2014 compared to the nine months ended September 30, 2013.  During 2012, we purchased from a German manufacturer a license to the design and manufacture of its home grain mill.  We have developed the molds and completed the design process to allow us to produce the grain mill, and we anticipate we will introduce it to market in the fourth quarter of 2014.  We believe the introduction of the new grain mill in 2014 will increase our sales; however, there can be no assurance that we will be successful in these endeavors.  We believe the decrease in sales in the current year is due to an overall slow-down in the preparedness market and continued slow economic recovery in the United States.

Cost of Sales

Cost of sales for the three months ended September 30, 2014 was $237,747, compared to $275,253 for the three months ended September 30, 2013, a decrease of $37,506, or approximately 14%.  Cost of sales for the nine months ended September 30, 2014 was $622,277, compared to $815,773 for the nine months ended September 30, 2013, a decrease of $193,496, or approximately 24%.  The decrease in cost of sales in the current year is primarily attributed to the decrease in sales.  Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  Cost of sales as a percentage of sales was approximately 74% for the three months ended September 30, 2014 compared to approximately 80% for the three months ended September 30, 2013.  Cost of sales as a percentage of sales was approximately 77% for the nine months ended September 30, 2014 compared to approximately 74% for the nine months ended September 30, 2013.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Selling, General and Administrative Expenses

Our total selling, general and administrative expenses remained generally constant during the current year compared to the prior year.  Selling, general and administrative expenses were $95,527 for the three months ended September 30, 2014, compared to $88,440 for the three months ended September 30, 2013, an increase of $7,087, or approximately 8%.  Selling, general and administrative expenses were $290,220 for the nine months ended September 30, 2014, compared to $296,739 for the nine months ended September 30, 2013, a decrease of $6,519, or approximately 2%.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  Effective February 1, 2011, the monthly fee was increased to $10,700.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $32,100 and $32,550 for the three months ended September 30, 2014 and 2013 and $97,950 and $97,650 for the nine months ended September 30, 2014 and 2013, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business and has remained relatively constant for all periods presented.  Depreciation and amortization expense was $749 and $710 for the three months ended September 30, 2014 and 2013 and $2,224 and $2,098 for the nine months ended September 30, 2014 and 2013, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the three months and nine months ended September 30, 2014 and 2013.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties remained fairly constant and was $3,904 and $3,675 for the three months ended September 30, 2014 and 2013 and $11,142 and $11,544 for the nine months ended September 30, 2014 and 2013, respectively.

Other interest expense to non-related parties was $3,252 and $1,080 for the three months ended September 30, 2014 and 2013, and $8,923 and $2,708 for the nine months ended September 30, 2014 and 2013, respectively.  The increase in interest expense to non-related parties in the current year is due to additional borrowings in the current year, including line of credit financing.

Liquidity and Capital Resources

As of September 30, 2014 we had total current assets of $862,546, including cash of $113,918, and current liabilities of $467,523, resulting in working capital of $395,023.  Our current assets and working capital included inventories of $390,529 and deposits of $232,031.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.

In addition, as of September 30, 2014, we had total stockholders’ equity of $453,514.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, a long-term note payable from a bank, and from the issuance of our common stock.

For the nine months ended September 30, 2014, net cash used in operating activities was $193,224, as a result of our net loss of $100,581, increases in accounts receivable of $1,638, inventories of $102,010, deposits of $28,396 and prepaid expenses of $25,405, partially offset by non-cash expenses of $4,755, and increases in accounts payable and accrued expenses of $48,482, accrued interest payable – related parties of $6,889 and accrued interest payable of $4,680.

By comparison, for the nine months ended September 30, 2013, net cash used in operating activities was $96,936, as a result of our net loss of $20,655, increases in inventories of $74,153 and prepaid expenses of $45,864 and a decrease in income taxes payable of $29,723, partially offset by non-cash expenses of $2,098, decreases in accounts receivable of $2,977 and deposits of $35,930, and increases in accounts payable and accrued expenses of $24,587, accrued interest payable – related parties of $5,160 and accrued interest payable of $2,707.

Net cash used in investing activities was $1,423 for the nine months ended September 30, 2014, comprised of the purchase of property and equipment.  We had no cash used in or provided by investing activities in the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, net cash provided by financing activities was $229,496, comprised of proceeds from long-term note payable of $151,930, proceeds from notes payable – related parties of $50,000, proceeds from notes payable of $9,600 and proceeds from the issuance of common stock of $60,000, partially offset by repayment of notes payable – related parties of $4,000, repayment of long-term debt – related party of $31,746 and repayment of long-term note payable of $6,288.

For the nine months ended September 30, 2013, net cash used in financing activities was $2,617, comprised of repayment of long-term debt – related party of $29,617, partially offset by proceeds from the issuance of notes payable of $27,000.

At September 30, 2014, we had short-term notes payable – related parties totaling $165,627, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at September 30, 2014, we had short-term notes payable to non-related parties totaling $81,600, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At September 30, 2014 we had a long-term note payable to a bank of $148,174.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (5.25% at September 30, 2014), requiring monthly interest payments, and maturing on May 16, 2021.  The note payable has an available line of credit of $150,000, with $148,174 outstanding at September 30, 2014, and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company’s inventories, property and equipment, and intangible assets.

At September 30, 2014, we had long-term debt – related party of $63,632, including current portion of $44,986, payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.

Accrued interest payable – related parties was $42,443 and $35,554 at September 30, 2014 and December 31, 2013, respectively.   Accrued interest payable to non-related parties was $13,101 and $8,421 at September 30, 2014 and December 31, 2013, respectively.

We believe we may require additional funding from the sale of our common stock or from debt to meet our obligations for the next twelve months in addition to our current cash and projected cash flows from operations.

In the current year, we sold 1,200,000 shares of our common stock to accredited investors in a private offering at an offering price of $0.05 per share for total proceeds of $60,000.  The proceeds from the sale of our common stock will be used as working capital.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended September 30, 2014 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2014, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of September 30, 2014 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s 2013 annual report on Form 10-K filed with the SEC on March 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014 we had no unregistered sales of equity securities.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Promissory Note dated July 31, 2014*

10.2	Promissory Note dated August 12, 2014*

10.3	Line of Credit Promissory Note dated May 27, 2014*

31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS**	XBRL Instance Document*

101SCH**	XBRL Taxonomy Extension Schema*

101 CAL**	XBRL Taxonomy Extension Calculation Linkbase*

101 DEF**	XBRL Taxonomy Extension Definition Linkbase*

101 LAB**	XBRL Taxonomy Extension Label Linkbase*

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase*

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

Grote Molen, Inc.

Dated: November 18, 2014	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)