Form 10-K
period 2014-12-31
GROTE MOLEN INC
filed 2015-03-31
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

As of June 30, 2014, based on the $0.05 price at which the common equity was sold in our private placement of securities in 2014, the aggregate market value of the 4,200,000 shares held by non-affiliates was approximately $210,000.

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

As of March 30, 2015, there were 22,200,000 shares of the issuer’s common stock outstanding.

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

None.

GROTE MOLEN, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to, the risk factors described in Part I, Item 1A herein under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1.  Business

General

Grote Molen, Inc. was incorporated under the laws of Nevada in March 2004.  We also operate a wholly-owned subsidiary by the name of BrownWick, LLC, which was organized as an Idaho limited liability company in June 2005.  Unless otherwise indicated, Grote Molen, Inc. and BrownWick, LLC are referred to collectively herein as “we,” “us,” or the “Company.”

We are engaged in the business of distributing our proprietary line of grain mills, known as the “WonderMill,” and our kitchen mixer, known as the “WonderMix,” for home use.  Our WonderMills are available in electric and manual models and are used to grind wheat, rice and other small grains, but will also grind legumes and beans as large as garbanzos. Our electric WonderMill can mill about 12 cups of flour in 3 minutes and is adjustable to provide a texture ranging from a fine pastry flour to a coarse flour.  Our WonderMix is an electric heavy-duty 3-speed mixer with a large 5.5 quart mixing bowl and a variety of available attachments.  We sell our grain mills on a wholesale basis to retail dealers in all fifty states, in Australia, Canada, the United Kingdom and other foreign countries and to several online retailers.  We sell our kitchen mixer on a wholesale basis to retail dealers in all fifty states and to certain foreign countries supplied by 110 volt electric current.  Our mills and mixers are manufactured to our specifications under contract with manufacturers in India and Korea and we are dependent on such suppliers to provide us with our inventory of products. There can be no assurance that we will be successful in continuing to expand our business or that our sales will not decline in the future.  We believe we will require substantial additional capital in order to expand our business and no assurance can be given that we will be successful in raising such additional capital.

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

Our WonderMix Kitchen Mixer

In early 2015 we introduced our newest product, a kitchen mixer known as the “WonderMix.”  The WonderMix is a heavy-duty, 3-speed mixer with a large 5.5 quart mixing bowl and available cookie whip, blender, slicer shredder, meat grinder, grain flaker and grain mill attachments. It includes a heavy duty Tru-Mix dough hook for mixing up to 6 loaves of bread. The WonderMix is powered by a large, 900 Watt motor and a high torque direct drive transmission and is backed by a 3 year warranty.  It is BPA (bisphenol A) free, has a safety bowl locking mechanism, overload protection and a cord storage compartment.  We believe the market for our WonderMix mixer will be substantially identical to the market for our WonderMill grinders and will consist primarily of home users and small natural foods restaurants.  The WonderMix is a 110 volt appliance is not available in Europe or other countries supplied by 220 volt electricity. The list price for our WonderMix kitchen mixer is $300.

Manufacturing

Our mills and mixers are manufactured to our specifications under contract with a manufacturer in India for our Wonder Junior Hand Grain Mill and in Korea for our electric WonderMill and our WonderMix and we are dependent on such suppliers to provide us with our inventory of products.  Such manufacturers manufacture our products pursuant to purchase orders provided by us from time to time and then drop ship the products to our warehouse in Pocatello, Idaho and to our authorized resellers in Australia and the United Kingdom.  We typically order a minimum of 1,000 products in each purchase order and we attempt to maintain an inventory of 1,000 products in our warehouse.  We submit payment with our purchase orders and we submit our purchase orders based on sales projections that take into account the prior year’s sales, sales in the current year, general economic conditions and other factors.  The lead time between submission of a purchase order and delivery of finished products is approximately 60 days for our electric WonderMill and WonderMix and approximately 90 days for our Wonder Junior Hand Grain Mill.  If we should underestimate sales and fail to timely submit purchase orders for new products, we could face delays in providing our products to dealers and their customers which could have a negative effect on our reputation and result in a decline in our product sales.  If we should overestimate sales, we will have invested our capital in products that remain in our warehouse or in the facilities of our authorized resellers, which will have a negative effect on our financial condition and results of operations.  No assurances can be given that we will be able to accurately predict sales so as to maintain an optimal level of inventory in our system.

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

Marketing and Sales

We sell our grain mills on a wholesale basis to retail dealers in all fifty states, in Australia, Canada, the United Kingdom and other foreign countries and to several online retailers.  We sell our kitchen mixer on a wholesale basis to retail dealers in all fifty states and to certain foreign countries supplied by 110 volt electric current.  We maintain websites at www.thewondermill.com and www.wondermix.com that include information about our products, video demonstrations, dealer locator information, customer reviews, recipes for use with WonderMill and WonderMix products, information with regard to grain varieties and where to purchase them, customer support and repair forms and information on how to become a dealer.  John Hofman and Bruce Crane, our officers, directors and principal stockholders, each own retail stores that purchase our WonderMill grain mills from us on the same terms as other retailers.  Sales to these related parties for our 2014 and 2013 fiscal years were $68,277 and $61,567, respectively, which amounted to approximately 5% and 4% of our total sales, respectively.  In addition, we have one other customer that accounted for approximately 7% and 8%, respectively, of our total sales during our 2014 and 2013 fiscal years.    The loss of any of these major customers would be expected to have a material adverse effect on our results of operations.

We incur advertising costs of a non-direct nature due in connection with advertising on our website and to our authorized dealers.  During our fiscal years ended December 31, 2014 and 2013, our advertising costs were $33,479 and $44,613, respectively.

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

During 2012, we purchased from a German manufacturer a license to the design and manufacture of its home kitchen mixer.  We recently completed the molds and the design process to allow us to produce the WonderMix and introduced it to market in 2015.  During the fourth quarter of 2014, we completed the manufacturing of our first shipment of the WonderMix.  Because of its late completion in the prime sales season, we were unable to introduce the WonderMix in 2014.  The response has been good by the dealers who have purchased the mixers, and we anticipate a successful introduction to market in 2015.

Although we have purchased the license and now manufacture the WonderMix, no assurance can be given that we will be successful in the marketing of the grain mill or that the license will provide sufficient protection against potential competitors.  Further, we may be unable to successfully assert our intellectual property rights or these rights may be invalidated, circumvented or challenged.

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

Competition

The home grain grinding and kitchen mixer industry is intensely competitive with respect to price, quality, features and durability and it is often difficult to entice customers to try a new product.  There are also many well-established competitors with substantially greater financial and other resources than the Company.  Such competitors include a large number of national and regional companies and most of our competitors have been in existence for a substantially longer period than have we and are better established.  We believe our primary competitors are Blendtec, which produces the Blendtec Grain Mill, Nutrimill, which produces the Nutrimill Wheat Grinder, Country Living, which produces the Country Living Grain Mill, and Chris Enterprises, which produces the Family Grain Mill.  Also, in the kitchen mixer market, we compete with Kitchenaid and Bosch.  Almost all of such competitors are more established and have more experience and financial and human resources than do we.  As such, there can be no assurance that we will be able to compete effectively in our chosen market.  In addition, a change in the pricing, marketing or promotional strategies or product mix of one or more of these competitors could have a material adverse impact on our sales and earnings.

Government Regulation

Our operations are subject to numerous Federal, state and local government regulations, including those relating to the manufacture and distribution of electric and food preparation equipment and the importation of manufactured products from foreign countries.  Our electric WonderMills meet the applicable requirements of Underwriters Laboratories (UL), Canadian Standards Association (CSA), and have received CE mark approval in Europe. Our WonderMix meets the applicable requirements of Underwriters Laboratories and may only be sold by us in countries supplied by 110 volt electric current.  The failure to comply with such requirements or increase in the cost of compliance could adversely affect our operations.  Our company is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in Idaho. We are also subject to Federal and state environmental regulations, but these have not had a material effect on our operations to date.  Our operations are also subject to Federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime.

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

Our total sales decreased by $119,596, or approximately 8%, during the year ended December 31, 2014 compared to the year ended December 31, 2013, which we attribute to a continued overall slow-down in the preparedness market and continued slow economic recovery in the United States. If such declining sales should continue, it could cause us to operate at a loss and require us to obtain additional capital to meet our obligations and continue our operations.

Our total sales decreased by $119,596, or approximately 8%, during the year ended December 31, 2014 compared to the year ended December 31, 2013, which we attribute to a continued overall slow-down in the preparedness market and continued slow economic recovery in the United States. If such declining sales should continue, it could cause us to operate at a loss and require us to obtain additional capital to meet our obligations and continue our operations.  We are hopeful that the introduction of our new WonderMix product will increase our sales but no assurances can be given to that effect nor can we offer any assurance that the new product will be accepted in the market.

Historically, we have only manufactured and distributed one product line and this lack of diversification subjects us to additional risks in the event sales of such product line should decline

Historically we have manufactured and distributed only the WonderMill and Wonder Junior Hand Grain Mill and we have been dependent on sales of such products in order to conduct profitable operations.  If sales of such WonderMill products should decline for any reason including, changes in consumer taste, the introduction of new competing products, damage to our reputation in connection with product liability or customer complaints, or any number of other reasons, such decrease in sales may be anticipated to have a material adverse effect on our results of operations.

Although we have purchased the license and now manufacture the Wondermix, no assurance can be given that we will be successful in the marketing of the home kitchen mixer.

We recently completed the molds and the design process to allow us to produce our new Wondermix kitchen mixer.  During the fourth quarter of 2014, we completed the manufacturing of our first shipment of the Wondermix. We plan to introduce the Wondermix to market in 2015, however, no assurance can be given that we will be successful in marketing of the home kitchen mixer.

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

Three customers account for a significant percent of our total sales and the loss of any of such customers could adversely affect our results of operations and financial condition

During our 2014 and 2013 fiscal years, purchases of our WonderMill products by two retail stores owned by John Hofman and Bruce Crane, our officers, directors and principal stockholders, accounted for approximately 5% and 4% of our total sales, respectively.  In addition, purchases by one other customer accounted for 7% and 8%, respectively, of our total sales during our 2014 and 2013 fiscal years.  The loss of any of these major customers would be expected to have a material adverse effect on our results of operations and financial condition.

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

Government regulations could adversely impact our operations

Throughout the world, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc. or other safety regulation certification prior to marketing electrical appliances in those jurisdictions. Our electric WonderMill product has such certifications and our WonderMix has UL certification. However, our product may not continue to meet such specifications. Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. A determination that we are not in compliance with such rules and regulations could result in the imposition of fines or an award of damages to private litigants.

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

Because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share

The home grain grinding and kitchen mixing businesses are highly competitive and are affected by changes in consumer tastes, as well as national, regional and local economic conditions and demographic trends. Our sales can be affected by changes in consumer tastes and practices, the costs of purchasing fresh ground grain at retail outlets, the popularity of grinding grain at home for health and emergency preparedness reasons, and the type, price and quality of competing grinders and mixers available in the marketplace. The home grain grinding and kitchen mixing businesses are extremely competitive with respect to price, quality, features and durability.  We compete with a variety of other manufacturers of home grain grinders and kitchen mixers including national and regional companies with name brand recognition who manufacture more than just a single product or product line.  Many of our competitors have been in existence longer and have a more established market presence and substantially greater financial, marketing and other resources than do we.  New competitors may emerge and may develop new or innovative grain grinding products that compete with our WonderMill. No assurance can be given that we will be able to continue to compete successfully in the home grain grinding business.

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

Our officers and directors own a majority of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

As of March 30, 2015, our officers, directors and founding stockholders were the beneficial owners of approximately 81% of our issued and outstanding shares of common stock.  Such persons will be able to determine the outcome of actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company. (See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”)

All of our issued and outstanding shares are currently eligible for sale under Rule 144, which may have an adverse impact on any trading market that may develop for our common stock

Of the 22,200,000 issued and outstanding shares of our common stock, approximately 18,000,000 shares constitute restricted securities held by affiliates of the Company and 4,200,000 shares constitute shares held by non-affiliates which may currently be traded without restriction.   Once restricted shares have been held by shareholders who are non-affiliates for more than six months, such non-affiliates are able to sell such shares in any market for our common stock in accordance with the requirements of Rule 144 and once they have been held for more than one year they may be sold without limitation.  For stockholders who are “affiliates” of the Company, which generally includes officers, directors and 10% or greater stockholders, Rule 144 generally requires that they not make any sales unless the Company is current in the filing of periodic reports with the SEC, that they file notices on Form 144 with respect to such sales, and that their public sales of restricted securities do not exceed the greater of 1% of the Company’s issued and outstanding shares of common stock or 1% of the average trading volume on a national exchange during the preceding four weeks.  The possibility of sales under Rule 144 may, in the future, have a depressive effect on the price of the Company’s securities in any market which may develop.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.  The Company is a “smaller reporting company.”

Item 2.  Properties.

Our offices are located at 322 West Griffith Road, Pocatello, Idaho 83201, where our telephone number is (208) 234-9352.  Our facilities consist of approximately 3,000 square feet of warehouse and office space located in a building owned by Big John’s Store LLC, a company owned by John Hofman, our president, director and principal stockholder, which is shared with Big John’s, a retail store owned by Mr. Hofman.  Such space is provided to us under an Idaho Management Agreement with Big John’s Store LLC pursuant to which we pay a flat rate of $12,500 per month for management services and the use of such space.  Such agreement is on a month-to-month basis.

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In November 2011, the Company’s common stock became included on the OTC Bulletin Board under the symbol “GROT.”  During 2014, the OTC Bulletin Board was discontinued and quotations for the Company’s common stock moved to the OTCPink.  The Company recently received preliminary approval for inclusion of its common stock on the OTCQB under the symbol “GROT” and believes that final approval will be granted in the next few days, however, no assurance can be given that final approval will be obtained. Quotations for the Company’s common stock have been limited and sporadic and there currently is no active trading market for the Company's stock and there can be no assurance that an active trading market for the Company's stock will develop in the future.

On March 30, 2015, the Company’s common stock was quoted on the OTCPink as $0.10 bid with no asked price.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

At March 30, 2015, there were 31 holders of record of the Company's common stock, as reported by the Company's transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2014 we did not sell any unregistered securities.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during our 2014 fiscal year.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to the risk factors described in Part I, Item 1A hereof under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

General

Grote Molen, Inc. (“Grote Molen”) was incorporated under the laws of the State of Nevada on March 15, 2004. BrownWick, LLC (“BrownWick”), a wholly-owned subsidiary, was formed in the State of Idaho on June 5, 2005. The principal business of Grote Molen and BrownWick (collectively the “Company”) is to distribute electrical and hand operated grain mills, home kitchen mixers and related accessories for home use.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at December 31, 2014 and December 31, 2013.

Inventories

Inventories, consisting primarily of grain mills, kitchen mixers, parts and accessories, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method. We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

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

Our indefinite lived intangible asset includes the cost to acquire from a German manufacturer in 2012 the license to produce a 110-volt mixer.  The license agreement stipulates that as long as the Company meets the terms of the agreement, the Company will have an exclusive license to the mixer indefinitely.  No specific legal life or term to the license is otherwise stated in the agreement.  We have concluded that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of this intangible asset.  We therefore have classified the license as indefinite, and are not amortizing its carrying value.

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the years ended December 31, 2014 and 2013.

Revenue Recognition

We record revenue from the sales of grain mills, kitchen mixers and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.

Warranties

We provide limited warranties to our customers for certain of our products sold.  We perform warranty work at our service center in Pocatello, Idaho or at other authorized service locations.  Warranty expenses have not been material to our consolidated financial statements.

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the years ended December 31, 2014 and 2013.

Foreign Currency Transactions

All transactions with our foreign suppliers and customers are delineated in United States Dollars.  Therefore, there are no effects of foreign currency transactions and translations in our consolidated financial statements.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the years ended December 31, 2014 and 2013.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of December 31, 2014 and December 31, 2013, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales for the years ended December 31, 2014 and 2013 were comprised of the following:

	2014	2013

Sales	$1,334,858	$1,461,164
Sales to related parties	68,277	61,567

Total sales	$1,403,135	$1,522,731

Sales to related parties represented approximately 5% and 4% of total sales for the years ended December 31, 2014 and 2013, respectively.

Our total sales decreased $119,596, or approximately 8%, during the year ended December 31, 2014 compared to the year ended December 31, 2013.  We believe this decrease in sales is due to a continued overall slow-down in the preparedness market and continued slow economic recovery in the United States.  During 2012, we purchased from a German manufacturer a license to the design and manufacture of its home grain mill.  We completed the development of the molds and the design process during the fourth quarter of 2014, and received our first shipments of the new grain mills.  We believe the introduction of our new home kitchen mixer, the Wondermix, in 2015 will increase our sales; however, there can be no assurance that we will be successful in these endeavors.

Cost of Sales

Total cost of sales for the year ended December 31, 2014 was $995,605, compared to $1,111,332 for the year ended December 31, 2013, a decrease of $115,727, or approximately 10%.  Our cost of sales consists of the purchase price of our products incurred to our suppliers plus inbound shipping costs.  We do not manufacture our own products.  Our costs to purchase products for resale remained relatively constant during 2014.  Therefore, the decrease in our cost of sales during 2014 was primarily attributed to the decrease in sales volume compared to 2013.   Included in cost of sales were cost of related party sales of $48,446 and $44,933 for the years ended December 31, 2014 and 2013, respectively.  Total cost of sales as a percentage of total sales was approximately 71% for the year ended December 31, 2014, compared to approximately 73% for the year ended December 31, 2013.

Cost of sales as a percentage of sales may fluctuate from period to period, based on the mix of products sold during a particular period and pricing arrangements with our suppliers.  In addition, we purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.  International manufacturing is subject to factors that can have a material impact on our costs of sales, including: availability of labor at costs consistent with historical levels; changes in labor or other laws; instability of social, political and economic factors; freight costs, including domestic and international customs and tariffs; unexpected changes in regulatory environments; costs and availability of manufacturing materials; and other factors.

Selling, General and Administrative Expenses

Our total selling, general and administrative expenses remained generally constant during the year ended December 31, 2014 compared to the year ended December 31, 2013.  Selling, general and administrative expenses were $410,171 for the year ended December 31, 2014, compared to $410,492 for the year ended December 31, 2013.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.    On October 31, 2014, the agreement was amended and restated to increase the monthly fee from $10,700 to $12,500 effective November 1, 2014, as a result of the increase in the costs of providing the space to the Company.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $133,800 and $130,200 for the years ended December 31, 2014 and 2013, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense currently is not material to our business.  Depreciation and amortization expense was $6,763 and $2,734 for the years ended December 31, 2014 and 2013, respectively, with the increase attributable to placing the molds for the new kitchen mixers in service during the fourth quarter of 2014.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the years ended December 31, 2014 and 2013.

Other Expense

Other expense includes interest expense on indebtedness to related and non-related parties.  Total interest expense – related parties was $14,679 and $15,042 for the years ended December 31, 2014 and 2013, respectively, with the decrease in the current year resulting primarily from the reduction in long-term debt – related parties.  Interest expense to non-related parties was $12,597 and $3,965 for the years ended December 31, 2014 and 2013, respectively, with the increase in the current year resulting from the increase in non-related party debt, particularly the line of credit.

Liquidity and Capital Resources

As of December 31, 2014 we had total current assets of $836,556, including cash of $60,808, and current liabilities of $402,153, resulting in working capital of $434,403.  Our current assets and working capital included inventories of $328,160 and deposits of $382,295.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.

In addition, as of December 31, 2014, we had total stockholders’ equity of $511,519.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, a long-term note payable from a bank, and from the issuance of our common stock.

For the year ended December 31, 2014, net cash used in operating activities was $222,958, as a result of our net loss of $42,576, increases in accounts receivable of $4,466, inventories of $39,641 and deposits of $178,660, and a decrease in accounts payable and accrued expenses of $20,263, partially offset by non-cash expenses totaling $9,294, a decrease in prepaid expenses of $38,198, and increases in accrued interest payable – related parties of $9,382 and accrued interest payable of $5,774.

By comparison, for the year ended December 31, 2013, net cash used in operating activities was $150,365, as a result of our net loss of $18,193, increases in inventories of $137,346 and prepaid expenses of $44,703 and decreases in accounts payable and accrued expenses of $24,382 and income taxes payable of $29,723, partially offset by non-cash expenses of $2,734, decreases in accounts receivable of $26,440 and deposits of $63,965, and increases in accrued interest payable – related parties of $6,878 and accrued interest payable of $3,965.

Net cash used in investing activities was $1,423 and $5,407 for the years ended December 31, 2014 and 2013, respectively, comprised of the purchase of property and equipment.

For the year ended December 31, 2014, net cash provided by financing activities was $206,120, comprised of proceeds from long-term note payable of $151,930, proceeds from notes payable – related parties of $50,000, proceeds from notes payable of $19,600 and proceeds from the issuance of common stock of $60,000, partially offset by repayment of notes payable – related parties of $15,000, repayment of long-term debt – related party of $42,702 and repayment of long-term note payable of $17,708.

For the year ended December 31, 2013, net cash used in financing activities was $2,837, comprised of repayment of long-term debt – related party of $39,837, partially offset by proceeds from the issuance of notes payable of $37,000.

At December 31, 2014, we had short-term notes payable – related parties totaling $154,627, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at December 31, 2014, we had short-term notes payable to non-related parties totaling $91,600, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At December 31, 2014 we had a long-term note payable to a bank of $136,753.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (5.25% at December 31, 2014), requiring monthly interest payments only and maturing on May 16, 2021.  The note payable has an available line of credit of $150,000, with $136,753 outstanding at December 31, 2014, and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company’s inventories, property and equipment, and intangible assets.

At December 31, 2014, we had long-term debt – related party of $52,677, including current portion of $45,774, payable to a principal stockholder, bearing interest at 6.97% per annum and due in monthly installments of $4,000 through February 2016.

Accrued interest payable – related parties was $44,936 and $35,554 at December 31, 2014 and 2013, respectively.   Accrued interest payable to non-related parties was $14,195 and $8,421 at December 31, 2014 and 2013, respectively.

In the event sales during 2015 do not meet our expectations, we may require additional funding from the sale of our common stock or debt in order to meet our obligations.  Depending on the requirement to pay advance deposits on orders from our suppliers, we estimate we may require $150,000 to $200,000 of additional funding in 2015.  No assurances can be given that, if required, such funding will be available to us on acceptable terms or at all.

In the current year, we sold 1,200,000 shares of our common stock to accredited investors in a private offering at an offering price of $0.05 per share for total proceeds of $60,000.  The proceeds from the sale of our common stock will be used as working capital.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We have not yet determined how our financial statements will be affected by the adoption of ASU 2014-09.

Off-Balance Sheet Arrangements

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  On October 31, 2014,  the agreement was amended and restated to increase the monthly fee from $10,700 to $12,500 effective November 1, 2014, as a result of the increase in the costs of providing the space to the Company.

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

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2014, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of December 31, 2014 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework (1992), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
John B. Hofman	55	2015	President, Secretary, Treasurer and Director
Bruce P. Crane	68	2015	Vice President and Director

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

Our board of directors has not appointed any standing committees, there is no separately designated audit committee and the Company’s two non-independent board members perform the functions that would customarily be performed by an audit committee.  The board of directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our securities are not listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

The Company does not have a compensation committee and the Company’s two non-independent board members participate in the consideration of executive officer and director compensation.  To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Company does not have a standing nominating committee and the Company’s two non-independent board members perform the functions that would customarily be performed by a nominating committee.  The board of directors does not believe a separate nominating committee is required at this time due to the limited size of the Company’s business operations and the limited resources of the Company which do not permit it to compensate its directors.  The board of directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2014, but the directors met during 2014 for informal discussions and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not hold an annual stockholder meeting during the 2014 year.

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

Based solely on a review of the copies of such reports furnished to us, we believe that all Section 16(a) filing requirements were timely met during 2014.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and our vice president in all capacities for the fiscal years ended December 31, 2014 and 2013.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	All Other Compen- sation	Total

John B. Hofman	2014	$600	-	-	-	-	$156,005	$156,605
President(1)	2013	$2,400	-	-	-	-	$151,816	$154,216
Bruce P. Crane	2014	$600	-	-	-	-	$8,673	$9,273
Vice President(2)	2013	$2,400	-	-	-	-	$8,839	$11,239

(1)
All Other Compensation consists of: (i) payments made to Big John’s Store LLC, a company managed and owned by John Hofman, under an Idaho Management Agreement with Big John’s Store LLC for the provision of management services and office and warehouse space in the amount of $132,000 and $128,400 during 2014 and 2013; (ii) medical insurance premiums in the amount of $17,455 during 2014 and $16,966 during 2013; and (iii) contributions to a Health Savings Account for the benefit of Mr. Hofman in the amount of $6,550 during 2014 and $6,450 during 2013.

(2)	All Other Compensation consists of: (i) expense reimbursement of $1,800 during 2014 and 2013 and (ii) medical insurance premiums in the amount of $6,873 during 2014 and $7,039 during 2013.

We have not granted our officers or directors any stock options, stock awards or other forms of equity compensation.

We do not have any retirement, pension or profit sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Officer Compensation

John Hofman, our President, Secretary and Treasurer, and Bruce Crane, our Vice President, are our only employees.  During our 2014 fiscal year we paid each of our officers a salary of $600.  During our 2013 fiscal year we paid each of our officers a salary of $2,400.  We plan to pay salaries in the future on a discretionary basis as our financial position and income tax situation allow.  However, we pay a management fee to Big John’s Store LLC, a company owned by John B. Hofman, for the provision of management services and office and warehouse space, which payments totaled $132,000 and $128,400 during our 2014 and 2013 fiscal years.  We also pay Bruce Crane $150 per month for expense reimbursement.  In August 2009, we also began paying the premiums for such persons’ medical and dental insurance, which amounted to $17,455 for Mr. Hofman and $6,873 for Mr. Crane during our 2014 fiscal year and $16,966 for Mr. Hofman and $7,039 for Mr. Crane during our 2013 fiscal year.  In 2014 and 2013, we also made contributions to the Health Savings Account of Mr. Hofman in the amount of $6,550 and $6,450, respectively, which were the maximum contributions permitted for such years.  We plan to continue to pay such medical insurance premiums and to make annual contributions to such Health Savings Accounts in the future.  We also reimburse our officers for reasonable costs and expenses incurred by them in connection with our business.  We have not entered into an employment agreement with any of our officers.

Director Compensation

Our directors do not currently receive any compensation for serving in their capacities as directors and we have not compensated our directors for service in such capacity in the past.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 30, 2015 the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date, there were 22,200,000 issued and outstanding shares of our common stock.  The Company does not have any options, warrants or convertible securities outstanding and none of the share figures listed in the following table consist of securities that may be acquired by the holder within sixty days.

Title of Class	Beneficial Owner (1)	Amount	Percentage Ownership
Officers and Directors
Common Stock	John B. Hofman	8,000,000	36.0%
Common Stock	Bruce P. Crane	10,000,000	45.0%
Common Stock	All Executive Officers And Directors as a Group (2 Persons)	18,000,000	81.0%

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

As of December 31, 2014, we were indebted to Bruce Crane, an officer, director and principal stockholder of the Company, in the aggregate principal amount of $52,677, which is payable in monthly installments pursuant to a promissory note maturing in 2016 and bearing interest at a rate of 6.97% per annum.  As of December 31, 2014, we were also indebted to Mr. Crane in the aggregate amount of $3,500 pursuant to a demand note bearing interest at 6% per annum and in the aggregate amount of $939 pursuant to non-interest bearing advances with no formal repayment terms.

As of December 31, 2014, we were indebted to John Hofman, an officer, director and principal stockholder of the Company, in the aggregate principal amount of $142,000 pursuant to demand notes bearing interest at 6% to 8% per annum and in the aggregate amount of $8,188 pursuant to non-interest bearing advances with no formal repayment terms.

Brownwick, LLC, our wholly-owned subsidiary, entered into that certain Idaho Management Agreement dated as of February 1, 2011, with Big John’s Store LLC, a company owned by John Hofman, our president, director and a principal stockholder, pursuant to which we pay a monthly management fee to Big John’s Store LLC to manage our day-to-day business activities and provide us with office and warehouse space.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  We have historically paid monthly management fees in varying amounts to Big John’s Store LLC pursuant to prior agreements approved by our stockholders.  The agreement was amended and restated on October 31, 2014 to increase the monthly fee from $10,700 to $12,500 effective as of November 1, 2014 as a result of the increase in Big John’s Store’s costs of providing such space to the Company.  The monthly fee will be evaluated on an annual basis to take into account any future increases in Big John’s Store’s costs of providing the warehouse/office space, however there are no plans to increase the monthly fee at this time.  The total management fees paid to Big John’s Store LLC were $132,000 and $128,400 during fiscal years 2014 and 2013, respectively.  The terms of the Idaho Management Agreement are not the result of arm’s length negotiations.

Brownwick, LLC also pays Bruce Crane $150 per month for expense reimbursement.

Each of John Hofman and Bruce Crane, our officers, directors and principal stockholders, own retail companies that purchase grain mills and other products from the Company.  Sales to these related parties totaled $68,277 and $61,567 for the years ended December 31, 2014 and 2013, respectively, or approximately 5% and 4% of our total sales, respectively.  Accounts receivable from these related parties were $8,141 and $4,847 at December 31, 2014 and 2013, respectively.  Sales to these related parties are on the same terms as sales to unrelated third parties.

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

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013.

During the fiscal years ended December 31, 2014 and 2013, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,
	2014	2013
Audit Fees	$23,000	$23,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$23,000	$23,000

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

Item 15.  Exhibits, Financial Statement Schedules

      The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference(1)

3.2	3	Bylaws	Incorporated by Reference(1)

10.1	10	Promissory Note from the Company to Bruce Crane dated December 23, 2005	Incorporated by Reference(1)

10.2	10	Promissory Note from the Company to Bruce Crane dated December 1, 2007	Incorporated by Reference(1)

10.3	10	Promissory Note from the Company to John Hofman dated September 12, 2005	Incorporated by Reference(1)

10.4	10	Promissory Note from the Company to John Hofman dated June 11, 2008	Incorporated by Reference(1)

10.5	10	Exclusive Manufacturing Agreement with Korean Manufacturer dated July 7, 2010	Incorporated by Reference(2)

10.6	10	Form of Authorized Dealer Agreement entered into with customers purchasing over $500 of product per year	Incorporated by Reference(2)

10.7	10	Authorized Dealer Agreement with Big John’s LLC dated May 10, 2006	Incorporated by Reference(2)

10.8	10	Authorized Dealer Agreement with Kitchen Kneads dated August 29, 2005	Incorporated by Reference(2)

10.9	10	Promissory Note from the Company to John Hofman dated October 7, 2010	Incorporated by Reference(3)

10.10	10	Promissory Note from the Company to John Hofman dated December 27, 2010	Incorporated by Reference(3)

10.11	10	Promissory Note dated March 22, 2011	Incorporated by Reference(4)

10.12	10	Amendment to Promissory Note from the Company to Bruce Crane dated as of June 1, 2011	Incorporated by Reference(5)

10.13	10	Promissory Note dated July 21, 2011	Incorporated by Reference(6)

10.14	10	Promissory Note dated February 27, 2012	Incorporated by Reference(7)

10.15	10	Promissory Note dated September 19, 2012	Incorporated by Reference(8)

10.16	10	Promissory Note dated March 26, 2013	Incorporated by Reference(9)

10.17	10	Promissory Note dated April 12, 2013	Incorporated by Reference(10)

10.18	10	Promissory Note dated August 6, 2013	Incorporated by Reference(11)

10.19	10	Promissory Note dated November 8, 2013	Incorporated by Reference(12)

10.20	10	Promissory Note dated April 18, 2014	Incorporated by Reference(13)

10.21	10	Promissory Note dated May 27, 2014	Incorporated by Reference(13)

10.22	10	Promissory Note dated July 31, 2014	Incorporated by Reference(14)

10.23	10	Promissory Note dated August 12, 2014	Incorporated by Reference(14)

10.24	10	Line of Credit Promissory Note dated May 27, 2014	Incorporated by Reference(14)

10.25	10	License Agreement with Messerschmidt Hausgerate GmbH dated June 20, 2012	This Filing

10.26	10	Promissory Note dated October 9, 2014	This Filing

10.27	10	Idaho Management Agreement between Big John’s Store LLC and Brownwick, LLC dated as of October 31, 2014	This Filing

21.1	21	Schedule of the Registrant’s Subsidiaries	This Filing

31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing

32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Office	This Filing

101.ins	101	XBRL.Instance

101.xsd	101	XBRL.Schema

101.cal	101	XBRL.Calculation

101.def	101	XBRL.Definition

101.lab	101	XBRL.Label

101.pre	101	XBRL.Presentation

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed May 14, 2010.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-12G filed July 13, 2010.
(3)	Incorporated by reference to the Company’s 2010 Annual Report on Form 10-K filed March 31, 2011.
(4)	Incorporated by reference to the Company’s March 31, 2011 Report on Form 10-Q filed May 13, 2011.
(5)	Incorporated by reference to the Company’s June 30, 2011 Report on Form 10-Q filed August 12, 2011.
(6)	Incorporated by reference to the Company’s September 30, 2011 Report on Form 10-Q filed November 10, 2011.
(7)	Incorporated by reference to the Company’s March 31, 2012 Report on Form 10-Q filed May 15, 2012.
(8)	Incorporated by reference to the Company’s September 30, 2012 Report on Form 10-Q filed November 14, 2012.
(9)	Incorporated by reference to the Company’s March 31, 2013 Report on Form 10-Q filed May 15, 2013.
(10)	Incorporated by reference to the Company’s June 30, 2013 Report on Form 10-Q filed August 14, 2013.
(11)	Incorporated by reference to the Company’s September 30, 2013 Report on Form 10-Q filed November 14, 2013.
(12)	Incorporated by reference to the Company’s 2013 Annual Report on Form 10-K filed March 31, 2014.
(13)	Incorporated by reference to the Company’s June 30, 2014 Report on Form 10-Q filed August 14, 2014.
(14)	Incorporated by reference to the Company’s September 30, 2014 Report on Form 10-Q filed November 18, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: March 31, 2015	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2015	By /s/ John B. Hofman
John B. Hofman
President, Secretary, Treasurer and Director
(Principal Executive and Accounting Officer)

Dated: March 31, 2015	By /s/ Bruce P. Crane
Bruce P. Crane
Director

GROTE MOLEN, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Grote Molen, Inc. and Subsidiary
Pocatello, Idaho

We have audited the accompanying consolidated balance sheets of Grote Molen, Inc. and Subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Grote Molen, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grote Molen, Inc. and Subsidiary as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 27, 2015

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$60,808	$79,069
Accounts receivable	58,358	53,892
Inventories	328,160	288,519
Deposits	382,295	203,635
Prepaid expenses	6,935	45,133

Total current assets	836,556	670,248

Property and equipment, net	156,652	160,940
Intangible assets, net	64,120	65,172

Total assets	$1,057,328	$896,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$51,021	$71,284
Accrued interest payable – related parties	44,936	35,554
Accrued interest payable	14,195	8,421
Current portion of long-term debt – related party	45,774	42,702
Notes payable – related parties	154,627	119,627
Notes payable	91,600	72,000

Total current liabilities	402,153	349,588

Long-term debt:
Note payable	136,753	-
Long-term debt – related party	6,903	52,677

Total long-term debt	143,656	52,677

Total liabilities	545,809	402,265

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 22,200,000 and 21,000,000 shares issued and outstanding, respectively	22,200	21,000
Additional paid-in capital	147,800	89,000
Retained earnings	341,519	384,095

Total stockholders’ equity	511,519	494,095

Total liabilities and stockholders’ equity	$1,057,328	$896,360

See notes to consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
Revenues:
Sales	$1,334,858	$1,461,164
Sales to related parties	68,277	61,567

Total revenues	1,403,135	1,522,731

Cost of revenues:
Cost of sales	947,159	1,066,399
Cost of related party sales	48,446	44,933

Total cost of revenues	995,605	1,111,332

Gross profit	407,530	411,399

Operating costs and expenses:
Selling, general and administrative	410,171	410,492
Depreciation and amortization	6,763	2,734

Total operating costs and expenses	416,934	413,226

Loss from operations	(9,404)	(1,827)

Other expense:
Interest expense – related parties	14,679	15,042
Interest expense	12,597	3,965

Total other expense	27,276	19,007

Loss before income taxes	(36,680)	(20,834)

Income tax (provision) benefit	(5,896)	2,641

Net loss	$(42,576)	$(18,193)

Net loss per common share -
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	21,868,494	21,000,000

See notes to consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
					Additional Paid-In Capital	Retained Earnings	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance, December 31, 2012	-	$-	21,000,000	$21,000	$89,000	$402,288	$512,288
Net loss	-	-	-	-	-	(18,193)	(18,193)

Balance, December 31, 2013	-	-	21,000,000	21,000	89,000	384,095	494,095
Issuance of common shares for cash	-	-	1,200,000	1,200	58,800	-	60,000
Net loss	-	-	-	-	-	(42,576)	(42,576)

Balance, December 31, 2014	-	$-	22,200,000	$22,200	$147,800	$341,519	$511,519

See notes to consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(42,576)	$(18,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,763	2,734
Interest added to note payable principal	2,531	-
(Increase) decrease in:
Accounts receivable	(4,466)	26,440
Inventories	(39,641)	(137,346)
Deposits	(178,660)	63,965
Prepaid expenses	38,198	(44,703)
Increase (decrease) in:
Accounts payable and accrued expenses	(20,263)	(24,382)
Accrued interest payable – related parties	9,382	6,878
Accrued interest payable	5,774	3,965
Income taxes payable	-	(29,723)
Net cash used in operating activities	(222,958)	(150,365)

Cash flows from investing activities:
Acquisition of property and equipment	(1,423)	(5,407)

Net cash used in investing activities	(1,423)	(5,407)

Cash flows from financing activities:
Proceeds from long-term note payable	151,930	-
Proceeds from issuance of notes payable – related parties	50,000	-
Proceeds from issuance of notes payable	19,600	37,000
Proceeds from issuance of common stock	60,000	-
Repayment of notes payable – related parties	(15,000)	-
Repayment of long-term note payable	(17,708)	-
Repayment of long-term debt – related party	(42,702)	(39,837)

Net cash provided by (used in) financing activities	206,120	(2,837)

Net decrease in cash	(18,261)	(158,609)

Cash, beginning of year	79,069	237,678
Cash, end of year	$60,808	$79,069

See notes to consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  We determined that no allowance for doubtful accounts was required at December 31, 2014 and 2013.

Inventories

Inventories, consisting primarily of grain mills, kitchen mixers, parts and accessories, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

Deposits

Generally, we are required to pay advanced deposits toward the purchase of inventories from our principal suppliers.  Such advanced payments are recorded as deposits, a current asset in the accompanying consolidated financial statements.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 3 to 10 years.  Depreciation expense was $5,711 and $1,682 for the years ended December 31, 2014 and 2013, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization.  Amortization of definite lived intangible assets is computed using the straight-line method based on the estimated useful lives or contractual lives of the assets, which range from 10 to 30 years.  Amortization expense was $1,052 for each of the years ended December 31, 2014 and 2013.

Our indefinite lived intangible asset includes the cost to acquire from a German manufacturer in 2012 the license to produce a 110-volt mixer. The license agreement stipulates that as long as the Company meets the terms of the agreement, the Company will have an exclusive license to the mixer indefinitely. No specific legal life or term to the license is otherwise stated in the agreement. We have concluded that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of this intangible asset. We therefore have classified the license as indefinite, and are not amortizing its carrying value.

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable.  Therefore, no impairment loss was recognized during the years ended December 31, 2014 and 2013.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities.  We had no material research and development costs for the years ended December 31, 2014 and 2013.

Advertising

Advertising costs are non-direct in nature, and are expensed over the periods in which the advertising takes place.  Advertising expense totaled $33,290 and $44,613 for the years ended December 31, 2014 and 2013, respectively.

Shipping and Handling

The Company recognizes shipping handling fees in accordance with ASC 605, Shipping and Handling Fees and Costs.  Accordingly, amounts charged to customers are included in the Company’s revenue, and shipping costs are included in selling, general and administrative expenses.  For the years ended December 31, 2014 and 2013, these costs amounted to $36,479 and $45,584?, respectively.

Foreign Currency Transactions

All transactions with our foreign suppliers and customers are delineated in United States Dollars.  Therefore, there are no effects of foreign currency transactions and translations in our consolidated financial statements.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following at December 31:

	2014	2013

Trade accounts receivable – related parties	$8,141	$4,847
Trade accounts receivable	45,217	44,045
Employee advances	5,000	5,000

	$58,358	$53,892

Property and equipment consist of the following at December 31:

	2014	2013

Office equipment	$4,335	$4,335
Warehouse equipment	16,927	15,504
Website development	2,000	2,000
Molds	150,615	150,615

	173,877	172,454
Accumulated depreciation	(17,225)	(11,514)

	$156,652	$160,940

Intangible assets consist of the following at December 31:

	2014	2013

License – definite life	$10,500	$10,500
License – indefinite life	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(9,200)	(8,148)

	$64,120	$65,172

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following at December 31:

	2014	2013

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	35,000	-

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$154,627	$119,627

Long-term debt – related party is comprised of the following at December 31:

	2014	2013

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97% per annum	$52,677	$95,379
Less current portion	(45,774)	(42,702)

Long-term portion	$6,903	$52,677

Future maturities of long-term debt – related party are as follows:

Years Ending December 31:

2015	$45,774
2016	6,903
52,677
Less current portion	(45,774)

Long-term portion	$6,903

Interest expense on this related party debt was $14,679 and $15,042 for the years ended December 31, 2014 and 2013, respectively.  Accrued interest payable to related parties was $44,936 and $35,554 at December 31, 2014 and 2013, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable to non-related parties are unsecured and are comprised of the following at December 31:

	2014	2013

Note payable, due on demand, with interest at 8% per annum	$15,000	$15,000

Note payable, due on demand, with interest at 8% per annum	20,000	20,000

Note payable, due on demand, with interest at 8% per annum	5,000	5,000

Note payable, due on demand, with interest at 8% per annum	7,000	7,000

Note payable, due on demand, with interest at 6% per annum	15,000	15,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	4,000	-

Note payable, due on demand, with interest at 6% per annum	5,600	-

Note payable, due on demand, with interest at 6% per annum	10,000	-

Total	$91,600	$72,000

At December 31, 2014 we had a long-term note payable to a bank of $136,753.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (5.25% at December 31, 2014), requiring monthly interest payments only, and maturing on May 16, 2021.  The note payable has an available line of credit of $150,000, with $136,753 outstanding at December 31, 2014, and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company’s inventories, property and equipment, and intangible assets.

Accrued interest payable on the notes payable was $14,195 and $8,421 at December 31, 2014 and December 31, 2013, respectively.

NOTE 5 – INCOME TAXES

The reconciliation of the income tax (provision) benefit computed at the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows for the years ended December 31:

	2014	2013

Federal benefit at statutory rate	$12,471	$8,125
State income tax, net of federal benefit	2,583	3,815
Impact of graduated rates	(6,969)	(6,419)
Redetermination of prior year taxes	(8,017)	-
Change in valuation allowance	(5,964)	(2,880)

Income tax (provision) benefit	$(5,896)	$2,641

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2014	2013

Current assets:
Related party interest expense	$15,279	$12,088
Charitable contributions	2,907	1,700

Long-term liability – depreciation and amortization	(1,087)	(2,653)

	17,099	11,135
Valuation allowance	(17,099)	(11,135)

	$-	$-

In recording the valuation allowances, we were unable to conclude that it is more likely than not that all or a portion of a net deferred tax asset will be realized.

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements.  We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the years ended December 31, 2014 and 2013.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses.  As of December 31, 2014 and 2013, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and in the state of Idaho.  All U.S. federal and Idaho state income tax returns from 2008 through the year ended December 31, 2014 are subject to examination.

NOTE 6 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $133,800 and $130,200 for the years ended December 31, 2014 and 2013, respectively.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $68,277 and $61,567 for the years ended December 31, 2014 and 2013, respectively, or approximately 5% and 4%, respectively.  Accounts receivable from these related parties totaled $8,141 and $4,847 at December 31, 2014 and 2013, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 7 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No preferred shares were issued and outstanding at December 31, 2014 and 2013.

During the year ended December 31, 2014, we sold 1,200,000 shares of our common stock to accredited investors in a private placement offering at an offering price of $0.05 per share for total proceeds of $60,000.

NOTE 8 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the years ended December 31, 2014 and 2013, we had no non-cash financing and investing activities.

We paid cash for income taxes of $30 and $71,820 for the years ended December 31, 2014 and 2013, respectively.  We paid cash for interest of $12,120 and $8,163 for the years ended December 31, 2014 and 2013, respectively.

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

NOTE 10 – SIGNIFICANT CONCENTRATIONS

In addition to the sales to related parties discussed in Note 6, we had sales to one customer that accounted for approximately 7% and 8% of total sales for the years ended December 31, 2014 and 2013, respectively.

We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1:	Identify the contract(s) with a customer.
Step 2:	Identify the performance obligations in the contract.
Step 3:	Determine the transaction price.
Step 4:	Allocate the transaction price to the performance obligations in the contract.
Step 5:	Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We have not yet determined how our financial statements will be affected by the adoption of ASU 2014-09.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were issued.  We have identified the following subsequent event that we believe requires disclosure.

In February 2015, we received proceeds of $10,000 from a promissory note that is payable on demand and bears interest at an annual rate of 6%.