Form 10-Q/A
period 2015-03-31
GROTE MOLEN INC
filed 2015-05-15
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Grote Molen, Inc. (which is referred to throughout this Quarterly Report as “the Company,” “we” and “us”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Original Form 10-Q”), with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2015.  This Amendment No. 1 is being filed on May 15, 2015 to make the signature date of the report and the officer certifications consistent with the filing date.  No other changes have been made to the Original Form 10-Q.

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