Form 10-Q
period 2015-06-30
GROTE MOLEN INC
filed 2015-08-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, there were 22,200,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC. AND SUBSIDIARY
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I - Financial Information

PART II - Other Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash	$22,198	$60,808
Accounts receivable	35,400	58,358
Inventories	515,244	328,160
Deposits	229,890	382,295
Prepaid expenses	6,931	6,935

Total current assets	809,663	836,556
Property and equipment, net	148,104	156,652
Intangible assets, net	63,594	64,120

Total assets	$1,021,361	$1,057,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$74,702	$51,021
Accrued interest payable – related parties	49,515	44,936
Accrued interest payable	18,586	14,195
Current portion of long-term debt – related party	30,187	45,774
Notes payable – related parties	139,127	154,627
Notes payable	121,600	91,600

Total current liabilities	433,717	402,153

Long-term debt:
Note payable	144,194	136,753
Long-term debt – related party	-	6,903

Total long-term debt	144,194	143,656

Total liabilities	577,911	545,809

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 22,200,000 shares issued and outstanding	22,200	22,200
Additional paid-in capital	147,800	147,800
Retained earnings	273,450	341,519

Total stockholders’ equity	443,450	511,519

Total liabilities and stockholders’ equity	$1,021,361	$1,057,328

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Sales	$280,018	$175,932	$582,194	$471,431
Sales to related parties	11,456	4,237	26,045	15,534

Total revenues	291,474	180,169	608,239	486,965

Cost of revenues:
Cost of sales	197,785	157,098	412,633	372,264
Cost of related party sales	8,092	4,040	18,460	12,266

Total cost of revenues	205,877	161,138	431,093	384,530

Gross profit	85,597	19,031	177,146	102,435

Operating costs and expenses:
Selling, general and administrative	112,552	78,506	222,430	194,693
Depreciation and amortization	4,536	738	9,074	1,475

Total operating costs and expenses	117,088	79,244	231,504	196,168

Loss from operations	(31,491)	(60,213)	(54,358)	(93,733)

Other expense:
Interest expense – related parties	5,474	3,920	9,997	7,238
Interest expense	1,990	4,356	3,680	5,671

Total other expense	7,464	8,276	13,677	12,909

Loss before income taxes	(38,955)	(68,489)	(68,035)	(106,642)

Income tax (provision) benefit	(34)	14,131	(34)	21,674

Net loss	$(38,989)	$(54,358)	$(68,069)	$(84,968)

Net loss per common share -
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding -
Basic and diluted	22,200,000	21,969,231	22,200,000	21,538,121

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(68,069)	$(84,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,074	1,475
Interest added to note payable principal	-	2,531
(Increase) decrease in:
Accounts receivable	22,958	10,764
Inventories	(187,084)	(186,636)
Deposits	152,405	64,552
Prepaid expenses	4	(21,758)
Increase (decrease) in:
Accounts payable and accrued expenses	23,681	9,733
Accrued interest payable – related parties	4,579	4,219
Accrued interest payable	4,391	3,140

Net cash used in operating activities	(38,061)	(196,948)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from long-term note payable	22,000	100,000
Proceeds from notes payable – related parties	-	50,000
Proceeds from notes payable	30,000	-
Proceeds from issuance of common stock	-	60,000
Repayment of notes payable – related parties	(15,500)	(2,000)
Repayment of long-term debt – related party	(22,490)	(20,981)
Repayment of long-term note payable	(14,559)	-

Net cash provided by (used in) financing activities	(549)	187,019

Net decrease in cash	(38,610)	(9,929)

Cash, beginning of the period	60,808	79,069

Cash, end of the period	$22,198	$69,140

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF JUNE 30, 2015 AND FOR THE THREE MONTHS
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 ARE UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2015 and for the three months and six months ended June 30, 2015 and 2014 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of June 30, 2015 as well as the consolidated results of operations for the three months and six months ended June 30, 2015 and cash flows for the six months ended June 30, 2015 and 2014 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2014.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.  We have not granted any stock options or warrants since inception of the Company.  Therefore, our basic earnings per share is the same as diluted earnings per share for the three months and six months ended June 30, 2015 and 2014.

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Trade accounts receivable – related parties	$17,191	$8,141
Trade accounts receivable	13,209	45,217
Employee advances	5,000	5,000

	$35,400	$58,358

Property and equipment consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Office equipment	$4,335	$4,335
Warehouse equipment	16,927	16,927
Website development	2,000	2,000
Molds	150,615	150,615

	173,877	173,877
Accumulated depreciation	(25,773)	(17,225)

	$148,104	$156,652

Intangible assets consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

License – definitive life	$10,500	$10,500
License – indefinitive life	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(9,726)	(9,200)

	$63,594	$64,120

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	19,500	35,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$139,127	$154,627

Long-term debt – related party is comprised of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97% per annum	$30,187	$52,677
Less current portion	(30,187)	(45,774)

Long-term portion	$-	$6,903

Interest expense on related party debt was $5,474 and $3,920 for the three months ended June 30, 2015 and 2014, respectively, and $9,997, and $7,238 for the six months ended June 30, 2015 and 2014, respectively.  Accrued interest payable to related parties was $49,515 and $44,936 at June 30, 2015 and December 31, 2014, respectively.

NOTE 4 – NOTES PAYABLE

Short-term notes payable to non-related parties are unsecured and are comprised of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Note payable, due on demand, with interest at 8% per annum	$15,000	$15,000

Note payable, due on demand, with interest at 8% per annum	20,000	20,000

Note payable, due on demand, with interest at 8% per annum	5,000	5,000

Note payable, due on demand, with interest at 8% per annum	7,000	7,000

Note payable, due on demand, with interest at 6% per annum	15,000	15,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	4,000	4,000

Note payable, due on demand, with interest at 6% per annum	5,600	5,600

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	10,000	-

Note payable, due on demand, with interest at 6% per annum	10,000	-

Note payable, due on demand, with interest at 6% per annum	10,000	-

Total	$121,600	$91,600

At June 30, 2015 and December 31, 2014 we had a long-term note payable to a bank with a principal balance of $144,194 and $136,753, respectively.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (5.25% at June 30, 2015), requiring monthly interest payments only, and maturing on May 16, 2021.  The note payable has an available line of credit of $150,000, and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company’s inventories, property and equipment, and intangible assets.

Accrued interest payable on the notes payable was $18,586 and $14,195 at June 30, 2015 and December 31, 2014, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $37,950 and $33,300 for the three months ended June 30, 2015 and 2014, respectively, and $75,900 and $65,850 for the six months ended June 30, 2015 and 2014, respectively.

Each of the two principal stockholders of the Company owns a company that is our customer.  Sales to these related parties totaled $11,456 and $4,237 for the three months ended June 30, 2015 and 2014, respectively, or approximately 4% and 2%, respectively.  Sales to these related parties totaled $26,045 and $15,534 for the six months ended June 30, 2015 and 2014, respectively, or approximately 4% and 3%, respectively.  Accounts receivable from these related parties totaled $17,191 and $8,141 at June 30, 2015 and December 31, 2014, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 6 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at June 30, 2015 and December 31, 2014.

NOTE 7 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2015 and 2014, we had no non-cash financing and investing activities.

We paid cash for income taxes of $34 and $30 for the six months ended June 30, 2015 and 2014, respectively.  We paid cash for interest of $4,707 and $3,020 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 8 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 5, we had sales to one customer that accounted for approximately 9% and 10% of total sales for the six months ended June 30, 2015 and 2014, respectively.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory.”  An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory.  For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at June 30, 2015 and December 31, 2014.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and six ended June 30, 2015 and 2014.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months and six ended June 30, 2015 and 2014.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the three months and six months ended June 30, 2015 and 2014.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of June 30, 2015 and December 31, 2014, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders owns a company that may be a significant customer.  Our sales were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$280,018	$175,932	$582,194	$471,431
Sales – related parties	11,456	4,237	26,045	15,534

Total sales	$291,474	$180,169	$608,239	$486,965

Sales to related parties totaled approximately 4% and 2% of total sales for the three months ended June 30, 2015 and 2014, respectively, and approximately 4% and 3% of total sales for the six months ended June 30, 2015 and 2014, respectively.

Our total sales increased $111,305, or approximately 62%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and increased $121,274, or approximately 25%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  During 2012, we purchased from a German manufacturer a license to the design and manufacture of its kitchen mixer.  We completed the development of the molds and the design process during the fourth quarter of 2014, and received our first shipments of the new kitchen mixers. The introduction of our new home kitchen mixer, the Wondermix, in 2015 resulted in the increase in our sales.  We believe sales of the Wondermix will continue to increase during the remainder of 2015; however, there can be no assurance that we will be successful in these endeavors.

Cost of Sales

Total cost of sales for the three months ended June 30, 2015, 2015 was $205,877, compared to $161,138 for the three months ended June 30, 2014, an increase of $44,739, or approximately 28%.  Total cost of sales for the six months ended June 30, 2015, 2015 was $431,093, compared to $384,530 for the six months ended June 30, 2014, an increase of $46,563, or approximately 12%.  Our cost of sales consists of the purchase price of our products incurred to our suppliers plus inbound shipping costs.  We do not manufacture our own products.  Our costs to purchase products for resale remained relatively constant during the first six months of 2015.  Therefore, the increase in our cost of sales during the three months and six months ended June 30, 2015 compared to the same periods in 2014 was primarily attributed to the increase in sales volume.   Included in cost of sales were costs of related party sales of $8,092 and $4,040 for the three months ended June 30, 2015 and 2014, respectively, and $18,460 and $12,266 for the six months ended June 30, 2015 and 2014, respectively.  Total cost of sales as a percentage of total sales was approximately 71% and 89% for the three months ended June 30, 2015 and 2014, respectively, and approximately 71% and 79% for the six months ended June 30, 2015 and 2014, respectively.  The cost of sales percentages for the three months and six months ended June 30, 2015 are more in line with the cost of sales percentages experienced in prior years.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $112,552 for the three months ended June 30, 2015, compared to $78,506 for the three months ended June 30, 2014, an increase of $34,046, or approximately 43%.  On a year-to-date basis, our selling, general and administrative expenses were $222,430 for the six months ended June 30, 2015, compared to $194,693 for the six months ended June 30, 2014, an increase of $27,737, or approximately 14%.  In addition to the increase in management fees discussed below, we incurred higher levels of professional fees in the current year.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $37,950 and $33,300 for the three months ended June 30, 2015 and 2014, respectively, and $75,900 and $65,850 for the six months ended June 30, 2015 and 2014, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $4,536 and $738 for the three months ended June 30, 2015 and 2014, and $9,074 and $1,475 for the six months ended June 30, 2015 and 2014, respectively.  The increase in the current year resulted from the depreciation of the molds for our new kitchen mixer.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $5,474 and $3,920 for the three months ended June 30, 2015 and 2014, and $9,997 and $7,238 for the six months ended June 30, 2015 and 2014, respectively.  The increase in interest expense to related parties in the current year is due to additional borrowings after the first six months of the prior year.

Other expense also includes interest expense to non-related parties of $1,990 and $4,356 for the three months ended June 30, 2015 and 2014, and $3,680 and $5,671 for the six months ended June 30, 2015 and 2014, respectively.  The increase in interest expense to non-related parties in the current year is due to additional borrowings in the current year, and due to the line of credit financing.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $809,663, including cash of $22,198, and current liabilities of $433,717, resulting in working capital of $375,946.  Our current assets and working capital included inventories of $515,244 and deposits of $229,890.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.

In addition, as of June 30, 2015, we had total stockholders’ equity of $443,450.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, a long-term note payable from a bank, and from the issuance of our common stock.

For the six months ended June 30, 2015, net cash used in operating activities was $38,061, as a result of our net loss of $68,069 and increases in inventories of $187,084, partially offset by non-cash expenses of $9,074, decreases in accounts receivable of $22,958, deposits of $152,405 and prepaid expenses of $4, and increases in accounts payable and accrued expenses of $23,681, accrued interest payable – related parties of $4,579 and accrued interest payable of $4,391.

By comparison, for the six months ended June 30, 2014, net cash used in operating activities was $196,948, as a result of our net loss of $84,968 and increases in inventories of $186,636 and prepaid expenses of $21,758, partially offset by non-cash expenses of $4,006, decreases in accounts receivable of $10,764 and deposits of $64,552, and increases in accounts payable and accrued expenses of $9,733, accrued interest payable – related parties of $4,219 and accrued interest payable of $3,140.

We had no net cash provided by or used in investing activities for the six months ended June 30, 2015 and 2014.

For the six months ended June 30, 2015, net cash used in financing activities was $549, comprised of proceeds from long-term note payable of $22,000 and proceeds from notes payable of 30,000, partially offset by repayment of notes payable – related parties of $15,500, repayment of long-term debt – related party of $22,490 and repayment of long-term note payable of $14,559.

For the six months ended June 30, 2014, net cash provided by financing activities was $187,019, comprised of proceeds long-term note payable of $100,000, proceeds from notes payable – related parties of $50,000 and proceeds from issuance of common stock of $60,000, partially offset by repayment of notes payable – related parties of $2,000 and repayment of long-term debt – related party of $20,981.

At June 30, 2015, we had short-term notes payable – related parties totaling $139,127, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at June 30, 2015, we had short-term notes payable to non-related parties totaling $121,600, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At June 30, 2015, our long-term debt – related party was comprised only of the current portion of $30,187 of a note payable to a principal stockholder.  The note bears interest at 6.97% per annum and is due in monthly installments of $4,000 through February 2016.

At June 30, 2015, we had a long-term note payable to a bank of $144,194.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (5.25% at June 30, 2015), requiring monthly interest payments only and maturing on May 16, 2021.  The note payable has an available line of credit of $150,000 and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company’s inventories, property and equipment, and intangible assets.

Accrued interest payable – related parties was $49,515 and $44,936 at June 30, 2015 and 2014, respectively.  Accrued interest payable to non-related parties was $18,586 and $14,195 at June 30, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory.”  An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory.  For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2015, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of June 30, 2015 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company’s 2014 annual report on Form 10-K filed with the SEC on March 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015 we had no unregistered sales of equity securities.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Promissory Note dated May 12, 2015*

31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema*

101 CAL	XBRL Taxonomy Extension Calculation Linkbase*

101 DEF	XBRL Taxonomy Extension Definition Linkbase*

101 LAB	XBRL Taxonomy Extension Label Linkbase*

101 PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1) Incorporated by reference from Exhibit Numbers 3.1 and 3.2 of the Company’s registration statement on Form 10 filed with the SEC on May 14, 2010.

* Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: August 14, 2015	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)