Form 10-Q
period 2015-09-30
GROTE MOLEN INC
filed 2015-11-16
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

(208) 234-9352
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 16, 2015, there were 22,200,000 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$14,413	$60,808
Accounts receivable	57,218	58,358
Inventories	468,272	328,160
Deposits	272,430	382,295
Prepaid expenses	448	6,935

Total current assets	812,781	836,556
Property and equipment, net	143,896	156,652
Intangible assets, net	63,331	64,120

Total assets	$1,020,008	$1,057,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$61,437	$51,021
Accrued interest payable – related parties	51,580	44,936
Accrued interest payable	21,605	14,195
Current portion of long-term debt – related party	18,646	45,774
Notes payable – related parties	136,127	154,627
Notes payable	133,100	91,600

Total current liabilities	422,495	402,153

Long-term debt:
Note payable	148,079	136,753
Long-term debt – related party	-	6,903

Total long-term debt	148,079	143,656

Total liabilities	570,574	545,809

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 22,200,000 shares issued and outstanding	22,200	22,200
Additional paid-in capital	147,800	147,800
Retained earnings	279,434	341,519

Total stockholders' equity	449,434	511,519

Total liabilities and stockholders' equity	$1,020,008	$1,057,328

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Sales	$382,021	$306,381	$964,214	$777,811
Sales to related parties	34,615	15,537	60,661	31,072

Total revenues	416,636	321,918	1,024,875	808,883

Cost of revenues:
Cost of sales	292,887	227,065	706,097	599,329
Cost of related party sales	26,539	10,682	44,422	22,948

Total cost of revenues	319,426	237,747	750,519	622,277

Gross profit	97,210	84,171	274,356	186,606

Operating costs and expenses:
Selling, general and administrative	108,579	95,527	331,009	290,220
Depreciation and amortization	4,471	749	13,545	2,224

Total operating costs and expenses	113,050	96,276	344,554	292,444

Loss from operations	(15,840)	(12,105)	(70,198)	(105,838)

Other expense:
Interest expense – related parties	4,776	3,904	8,456	11,142
Interest expense	2,819	3,252	12,816	8,923

Total other expense	7,595	7,156	21,272	20,065

Loss before income taxes	(23,435)	(19,261)	(91,470)	(125,903)

Income tax benefit	29,419	3,648	29,385	25,322

Net income (loss)	$5,984	$(15,613)	$(62,085)	$(100,581)

Net income (loss) per common share -
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding -
Basic and diluted	22,200,000	22,200,000	22,200,000	21,761,173

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(62,085)	$(100,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,545	2,224
Interest added to note payable principal	-	2,531
(Increase) decrease in:
Accounts receivable	1,140	(1,638)
Inventories	(140,112)	(102,010)
Deposits	109,865	(28,396)
Prepaid expenses	6,487	(25,405)
Increase (decrease) in:
Accounts payable and accrued expenses	10,416	48,482
Accrued interest payable – related parties	6,644	6,889
Accrued interest payable	7,410	4,680
Net cash used in operating activities	(46,690)	(193,224)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,423)

Net cash used in investing activities	-	(1,423)

Cash flows from financing activities:
Proceeds from long-term note payable	28,700	151,930
Proceeds from notes payable – related parties	-	50,000
Proceeds from notes payable	41,500	9,600
Proceeds from issuance of common stock	-	60,000
Repayment of notes payable – related parties	(18,500)	(4,000)
Repayment of long-term debt – related party	(34,031)	(31,746)
Repayment of long-term note payable	(17,374)	(6,288)

Net cash provided by financing activities	295	229,496

Net increase (decrease) in cash	(46,395)	34,849

Cash, beginning of the period	60,808	79,069
Cash, end of the period	$14,413	$113,918

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS PRESENTED AS OF SEPTEMBER 30, 2015 AND FOR THE THREE MONTHS
 AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 ARE UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNICANT ACCOUNTING POLICIES

Organization

Grote Molen, Inc. ("Grote Molen") was incorporated under the laws of the State of Nevada on March 15, 2004.  BrownWick, LLC ("BrownWick"), a wholly owned subsidiary, was formed in the State of Idaho on June 5, 2005.  The principal business of Grote Molen and BrownWick (collectively the "Company") is to distribute grain mills, kitchen mixers and related accessories for home use.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Grote Molen and BrownWick.  All significant inter-company balances and transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2015 and for the three months and nine months ended September 30, 2015 and 2014 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of September 30, 2015 as well as the consolidated results of operations for the three months and nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015 and 2014 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2014.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.  We have not granted any stock options or warrants since inception of the Company.  Therefore, our basic earnings per share is the same as diluted earnings per share for the three months and nine months ended September 30, 2015 and 2014.

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	September 30, 2015	December 31, 2014

Trade accounts receivable – related parties	$21,218	$8,141
Trade accounts receivable	31,000	45,217
Employee advances	5,000	5,000

	$57,218	$58,358

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014

Office equipment	$4,335	$4,335
Warehouse equipment	16,927	16,927
Website development	2,000	2,000
Molds	150,615	150,615

	173,877	173,877
Accumulated depreciation	(29,981)	(17,225)

	$143,896	$156,652

Intangible assets consist of the following:

	September 30, 2015	December 31, 2014

License – definite lived	$10,500	$10,500
License – indefinite lived	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(9,989)	(9,200)

	$63,331	$64,120

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	September 30, 2015	December 31, 2014

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	16,500	35,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$136,127	$154,627

Long-term debt – related party is comprised of the following:

	September 30, 2015	December 31, 2014

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$18,646	$52,677
Less current portion	(18,646)	(45,774)

Long-term portion	$-	$6,903

Interest expense on related party debt was $4,776 and $3,904 for the three months ended September 30, 2015 and 2014, respectively, and $8,456, and $11,142 for the nine months ended September 30, 2015 and 2014, respectively.  Accrued interest payable to related parties was $51,580 and $44,936 at September 30, 2015 and December 31, 2014, respectively.

NOTE 4 – NOTES PAYABLE

Short-term notes payable to non-related parties are unsecured and are comprised of the following:

	September 30, 2015	December 31, 2014

Note payable, due on demand, with interest at 8% per annum	$15,000	$15,000

Note payable, due on demand, with interest at 8% per annum	20,000	20,000

Note payable, due on demand, with interest at 8% per annum	5,000	5,000

Note payable, due on demand, with interest at 8% per annum	7,000	7,000

Note payable, due on demand, with interest at 6% per annum	15,000	15,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	4,000	4,000

Note payable, due on demand, with interest at 6% per annum	5,600	5,600

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	10,000	-

Note payable, due on demand, with interest at 6% per annum	10,000	-

Note payable, due on demand, with interest at 6% per annum	10,000	-

Note payable, due on demand, with interest at 6% per annum	2,500	-

Note payable, due on demand, with interest at 6% per annum	9,000	-

Total	$133,100	$91,600

At September 30, 2015 and December 31, 2014 we had a long-term note payable to a bank with a principal balance of $148,079 and $136,753, respectively.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (5.25% at September 30, 2015), requiring monthly interest payments only, and maturing on May 16, 2021.  The note payable has an available line of credit of $150,000, and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company's inventories, property and equipment, and intangible assets.

Accrued interest payable on the notes payable was $21,605 and $14,195 at September 30, 2015 and December 31, 2014, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $37,950 and $32,100 for the three months ended September 30, 2015 and 2014, respectively, and $113,850 and $97,950 for the nine months ended September 30, 2015 and 2014, respectively.

Each of the two principal stockholders of the Company owns a company that is our customer.  Sales to these related parties totaled $34,615 and $15,537 for the three months ended September 30, 2015 and 2014, respectively, or approximately 8% and 5%, respectively.  Sales to these related parties totaled $60,661 and $31,072 for the nine months ended September 30, 2015 and 2014, respectively, or approximately 6% and 4%, respectively.  Accounts receivable from these related parties totaled $21,218 and $8,141 at September 30, 2015 and December 31, 2014, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 6 – CAPITAL STOCK

The Company's preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at September 30, 2015 and December 31, 2014.

NOTE 7 – INCOME TAXES

The income tax benefit for the three months and nine months ended September 30, 2015 resulted primarily from federal income tax refunds received and approximated 126% of the net loss for the three months ended September 30, 2015.  The refunds and resultant tax benefit were recorded in the current period though they arose from prior tax filings due to changes in estimates and computations accounted for in the current period.  There were no other material permanent differences affecting the effective tax rate.

NOTE 8 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2015 and 2014, we had no non-cash financing and investing activities.

We paid cash for income taxes of $34 and $30 for the nine months ended September 30, 2015 and 2014, respectively.  We paid cash for interest of $4,707 and $8,496 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 9 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 5, we had sales to one customer that accounted for approximately 9% and 8% of total sales for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330), Simplifying the Measurement of Inventory."  An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory.  For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued.  We have not identified any subsequent events that we believe require disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These statements reflect the Company's views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 in Part I, Item 1A under the caption "Risk Factors."  The words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

You should read the following discussion in conjunction with our condensed consolidated financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See "Forward-Looking Statements" and "Risk Factors.")
General

Grote Molen, Inc. ("Grote Molen") was incorporated under the laws of the State of Nevada on March 15, 2004. BrownWick, LLC ("BrownWick"), a wholly owned subsidiary, was formed in the State of Idaho on June 5, 2005. The principal business of Grote Molen and BrownWick (collectively the "Company") is to distribute electrical and hand operated grain mills, kitchen mixers and related accessories for home use.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at September 30, 2015 and December 31, 2014.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and nine months ended September 30, 2015 and 2014.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ ("ASC") Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management's estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months and nine months ended September 30, 2015 and 2014.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the three months and nine months ended September 30, 2015 and 2014.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of September 30, 2015 and December 31, 2014, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders owns a company that may be a significant customer.  Our sales were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$382,021	$306,381	$964,214	$777,811
Sales – related parties	34,615	15,537	60,661	31,072

Total sales	$416,636	$321,918	$1,024,875	$808,883

Sales to related parties totaled approximately 8% and 5% of total sales for the three months ended September 30, 2015 and 2014, respectively, and approximately 6% and 4% of total sales for the nine months ended September 30, 2015 and 2014, respectively.

Our total sales increased $94,718, or approximately 29%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and increased $215,992, or approximately 27%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  During 2012, we purchased from a German manufacturer a license to the design and manufacture of its kitchen mixer.  We completed the development of the molds and the design process during the fourth quarter of 2014, and received our first shipments of the new kitchen mixers. The introduction of our new home kitchen mixer, the Wondermix, in 2015 resulted in the increase in our sales.  We believe sales of the Wondermix will continue to increase during the remainder of 2015; however, there can be no assurance that we will be successful in these endeavors.

Cost of Sales

Total cost of sales for the three months ended September 30, 2015 was $319,426, compared to $237,747 for the three months ended September 30, 2014, an increase of $81,679, or approximately 34%.  Total cost of sales for the nine months ended September 30, 2015 was $750,519, compared to $622,277 for the nine months ended September 30, 2014, an increase of $128,242, or approximately 21%.  Our cost of sales consists of the purchase price of our products incurred to our suppliers plus inbound shipping costs.  We do not manufacture our own products.  Our costs to purchase products for resale remained relatively constant during the first nine months of 2015.  Therefore, the increase in our cost of sales during the three months and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily attributed to the increase in sales volume.   Included in cost of sales were costs of related party sales of $26,539 and $10,682 for the three months ended September 30, 2015 and 2014, respectively, and $44,422 and $22,948 for the nine months ended September 30, 2015 and 2014, respectively.  Total cost of sales as a percentage of total sales was approximately 77% and 74% for the three months ended September 30, 2015 and 2014, respectively, and approximately 73% and 77% for the nine months ended September 30, 2015 and 2014, respectively.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $108,579 for the three months ended September 30, 2015, compared to $95,527 for the three months ended September 30, 2014, an increase of $13,052, or approximately 14%.  On a year-to-date basis, our selling, general and administrative expenses were $331,009 for the nine months ended September 30, 2015, compared to $290,220 for the nine months ended September 30, 2014, an increase of $40,789, or approximately 14%.  In addition to the increase in management fees discussed below, we incurred higher levels of professional fees in the current year.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees to related parties totaling $37,950 and $32,100 for the three months ended September 30, 2015 and 2014, respectively, and $113,850 and $97,950 for the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $4,471 and $749 for the three months ended September 30, 2015 and 2014, and $13,545 and $2,224 for the nine months ended September 30, 2015 and 2014, respectively.  The increase in the current year resulted from the depreciation of the molds for our new kitchen mixer.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $4,776 and $3,904 for the three months ended September 30, 2015 and 2014, and $8,456 and $11,142 for the nine months ended September 30, 2015 and 2014, respectively.  The decrease in interest expense to related parties on a year-to-date basis in the current year is due to the reduction in the long-term debt to related parties.

Other expense also includes interest expense to non-related parties of $2,819 and $3,252 for the three months ended September 30, 2015 and 2014, and $12,816 and $8,923 for the nine months ended September 30, 2015 and 2014, respectively.  The increase in interest expense to non-related parties in the current year is due to additional borrowings in the current year, and due to the line of credit financing.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $812,781, including cash of $14,413, and current liabilities of $422,495, resulting in working capital of $390,286.  Our current assets and working capital included inventories of $468,272 and deposits of $272,430.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.

In addition, as of September 30, 2015, we had total stockholders' equity of $449,434.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, a long-term note payable from a bank, and from the issuance of our common stock.

For the nine months ended September 30, 2015, net cash used in operating activities was $46,690, as a result of our net loss of $62,085 and increases in inventories of $140,112, partially offset by non-cash expenses of $13,545, decreases in accounts receivable of $1,140, deposits of $109,865 and prepaid expenses of $6,487, and increases in accounts payable and accrued expenses of $10,416, accrued interest payable – related parties of $6,644 and accrued interest payable of $7,410.

By comparison, for the nine months ended September 30, 2014, net cash used in operating activities was $193,224, as a result of our net loss of $100,581 and increases in accounts receivable of $1,638, inventories of $102,010, deposits of $28,396 and prepaid expenses of $25,405, partially offset by non-cash expenses of $4,755, and increases in accounts payable and accrued expenses of $48,482, accrued interest payable – related parties of $6,889 and accrued interest payable of $4,680.

For the nine months ended September 30, 2014, we had net cash used in investing activities of $1,423, comprised of the purchase of property and equipment.  We had no net cash provided by or used in investing activities for the nine months ended September 30, 2015.

For the nine months ended September 30, 2015, net cash provided by financing activities was $295, comprised of proceeds from long-term note payable of $28,700 and proceeds from notes payable of $41,500, partially offset by repayment of notes payable – related parties of $18,500, repayment of long-term debt – related party of $34,031 and repayment of long-term note payable of $17,374.

For the nine months ended September 30, 2014, net cash provided by financing activities was $229,496, comprised of proceeds long-term note payable of $151,930, proceeds from notes payable – related parties of $50,000, proceeds from notes payable of $9,600 and proceeds from issuance of common stock of $60,000, partially offset by repayment of notes payable – related parties of $4,000, repayment of long-term debt – related party of $31,746 and repayment of long-term note payable of $6,288.

At September 30, 2015, we had short-term notes payable – related parties totaling $136,127, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at September 30, 2015, we had short-term notes payable to non-related parties totaling $133,100, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At September 30, 2015, our long-term debt – related party was comprised only of the current portion of $18,646 of a note payable to a principal stockholder.  The note bears interest at 6.97% per annum and is due in monthly installments of $4,000 through February 2016.

At September 30, 2015, we had a long-term note payable to a bank of $148,079.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (5.25% at September 30, 2015), requiring monthly interest payments only and maturing on May 16, 2021.  The note payable has an available line of credit of $150,000 and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company's inventories, property and equipment, and intangible assets.

Accrued interest payable – related parties was $51,580 and $44,936 at September 30, 2015 and December 31, 2014, respectively.  Accrued interest payable to non-related parties was $21,605 and $14,195 at September 30, 2015 and December 31, 2014, respectively.

In the event sales during the remainder of 2015 and during 2016 do not meet our expectations, we may require additional funding from the sale of our common stock or debt in order to meet our obligations.  Depending on the requirement to pay advance deposits on orders from our suppliers, we estimate we may require $150,000 to $200,000 of additional funding in 2016.  No assurances can be given that, if required, such funding will be available to us on acceptable terms or at all.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330), Simplifying the Measurement of Inventory."  An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory.  For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

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

Not Applicable.  The Company is a "smaller reporting company."

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of September 30, 2015, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of September 30, 2015 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company's 2014 annual report on Form 10-K filed with the SEC on March 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015 we had no unregistered sales of equity securities.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Promissory Note dated August 6, 2015*

10.2	Promissory Note dated August 13, 2015*

31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema*

101 CAL	XBRL Taxonomy Extension Calculation Linkbase*

101 DEF	XBRL Taxonomy Extension Definition Linkbase*

101 LAB	XBRL Taxonomy Extension Label Linkbase*

101 PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1) Incorporated by reference from Exhibit Numbers 3.1 and 3.2 of the Company's registration statement on Form 10 filed with the SEC on May 14, 2010.
* Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: November 16, 2015	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)