Form 10-K
period 2015-12-31
GROTE MOLEN INC
filed 2016-03-30
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 0-18958

GROTE MOLEN, INC.
(Exact name of registrant as specified in charter)

NEVADA	20-1282850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

322 West Griffith Road, Pocatello, Idaho	83201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (208) 234-9352

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of June 30, 2015, based on the $0.05 price at which the common equity was sold in our private placement of securities in 2014, the aggregate market value of the 4,200,000 shares held by non-affiliates was approximately $210,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 30, 2016, there were 22,200,000 shares of the issuer's common stock outstanding.

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

None.

GROTE MOLEN, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2015

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These statements reflect the Company's views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to, the risk factors described in Part I, Item 1A herein under the caption "Risk Factors."  The words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1.  Business

General

Grote Molen, Inc. was incorporated under the laws of Nevada in March 2004.  We also operate a wholly owned subsidiary by the name of BrownWick, LLC, which was organized as an Idaho limited liability company in June 2005.  Unless otherwise indicated, Grote Molen, Inc. and BrownWick, LLC are referred to collectively herein as "we," "us," or the "Company."

We are engaged in the business of distributing our proprietary line of grain mills, known as the "WonderMill," and our kitchen mixer, known as the "WonderMix," for home use.  Our WonderMills are available in electric and manual models and are used to grind wheat, rice and other small grains, but will also grind legumes and beans as large as garbanzos. Our electric WonderMill can mill about 12 cups of flour in 3 minutes and is adjustable to provide a texture ranging from a fine pastry flour to a coarse flour.  Our WonderMix is an electric heavy-duty 3-speed mixer with a large 5.5 quart mixing bowl and a variety of available attachments.  We sell our grain mills on a wholesale basis to retail dealers in all fifty states, in Australia, Canada, the United Kingdom and other foreign countries and to several online retailers.  We sell our kitchen mixer on a wholesale basis to retail dealers in all fifty states and to certain foreign countries supplied by 110-volt electric current.  Our mills and mixers are manufactured to our specifications under contract with manufacturers in India and Korea and we are dependent on such suppliers to provide us with our inventory of products. There can be no assurance that we will be successful in continuing to expand our business or that our sales will not decline in the future.  We believe we will require substantial additional capital in order to expand our business and no assurance can be given that we will be successful in raising such additional capital.

We currently have only two employees consisting of John B. Hofman and Bruce P. Crane, our officers, directors and principal stockholders.  We are dependent on Messrs. Hofman and Crane for the execution of our business plan.

Corporate History

We were organized under the laws of Nevada on March 15, 2004.  Our wholly owned subsidiary, Brownwick, LLC, was organized under the laws of Idaho on June 5, 2005 and was acquired by us in August 2005 in exchange for shares of our common stock.

Our WonderMill Grinders

We are engaged in the business of contract manufacturing and distributing our proprietary line of electric and manual grain mills, known respectively as the "WonderMill" and the "Wonder Junior Hand Grain Mill." The market for our WonderMill grinders consists primarily of home users and small natural foods restaurants desiring to grind their own grains due to the increased nutrients found in freshly ground whole wheat flour as compared to bleached white flour in which the bran and germ are removed prior to grinding.  Our Wonder Junior Hand Grain Mill is also purchased by persons for use as an emergency preparedness device because it can be operated without electricity to grind the whole wheat which is often stored in bulk for emergency situations.  Our WonderMill and Wonder Junior Hand Grain Mill both contain stainless steel blades and self cleaning milling chambers.  Our WonderMills and Wonder Junior Hand Grain Mills are sold with limited lifetime warranties and warranty work is performed at our service center in Pocatello, Idaho or at our authorized service locations in Australia, Canada and the United Kingdom.

We believe our electric WonderMill is one of the quietest and fastest electric flourmills available.  It may be used to grind wheat, rice and other small grains at temperatures that preserve nutrients, but will also grind legumes and beans as large as garbanzos. The WonderMill is adjustable to provide a texture ranging from fine pastry flour to coarse flour. Our electric WonderMill has a relatively large capacity and a 1250-watt motor that enables it to grind approximately 100 pounds of flour in one hour.  The electric WonderMill has also been designed to be easy to use. The user simply fills the hopper, selects the grinding setting, turns it on and it begins to grind the grain. There are no small parts or gaskets to misplace, and cleaning the WonderMill is quick, easy and almost dust free. The list price for our electric WonderMill is $259.95.

We believe our Wonder Junior Hand Grain Mill is a high quality and versatile hand mill. The Wonder Junior will grind wheat, rice and other small grains and will also grind legumes and beans as large as garbanzos. It can be adjusted to create very fine flour or coarse cracked grains for cereals. By swapping the stone heads for the stainless steel burr heads a user can also make peanut butter or other nut butters, can grind flax or any other oily or wet grain, and can grind herbs and spices, soybeans, and legumes. The whole Wonder Junior mill is powder-coated making it safe to wash for easy clean up. The hopper is large and holds over one quart. The octagon shape of the hopper makes it easy to fill. And because the Wonder Junior is one-piece construction the user does not need to worry about the hopper coming off during milling like some other hand grain mill models. The Wonder Junior also contains a heavy-duty patented double clamp that attaches to tables or counters up to two inches thick.  The Wonder Junior Hand Grain Mill uses large lifetime lubricated bearings and has a heavy base that can be bolted to any table or counter if desired.  We believe the stone heads on the Wonder Junior are approximately one-third thicker than most of the competing manual grain mills that are designed to result in a smoother operation. In seconds, the high-quality stainless steel burr heads can be put on the Wonder Junior for milling wet or oily grains.  The Wonder Junior is also easy to use. The user simply loads the easy-fill hopper, turns the handle, and it begins to grind flour or other grains. The list price for the Wonder Junior Hand Grain Mill is $239.95.

Our WonderMix Kitchen Mixer

In early 2015 we introduced our newest product, a kitchen mixer known as the "WonderMix."  The WonderMix is a heavy-duty, 3-speed mixer with a large 5.5 quart mixing bowl and available cookie whip, blender, slicer shredder, meat grinder, grain flaker and grain mill attachments. It includes a heavy duty Tru-Mix dough hook for mixing up to 6 loaves of bread. The WonderMix is powered by a large, 900-Watt motor and a high torque direct drive transmission and is backed by a 3-year warranty.  It is BPA (bisphenol A) free, has a safety bowl locking mechanism, overload protection and a cord storage compartment.  We believe the market for our WonderMix mixer will be substantially identical to the market for our WonderMill grinders and will consist primarily of home users and small natural foods restaurants.  The WonderMix is a 110-volt appliance is not available in Europe or other countries supplied by 220-volt electricity. The list price for our WonderMix kitchen mixer is $299.95.

Manufacturing

Our mills and mixers are manufactured to our specifications under contract with a manufacturer in India for our Wonder Junior Hand Grain Mill and in Korea for our electric WonderMill and our WonderMix and we are dependent on such suppliers to provide us with our inventory of products.  Such manufacturers manufacture our products pursuant to purchase orders provided by us from time to time and then drop ship the products to our warehouse in Pocatello, Idaho and to our authorized resellers in Australia and the United Kingdom.  We typically order a minimum of 1,000 products in each purchase order and we attempt to maintain an inventory of 1,000 products in our warehouse.  We submit payment with our purchase orders and we submit our purchase orders based on sales projections that take into account the prior year's sales, sales in the current year, general economic conditions and other factors.  The lead-time between submission of a purchase order and delivery of finished products is approximately 60 days for our electric WonderMill and WonderMix and approximately 90 days for our Wonder Junior Hand Grain Mill.  If we should underestimate sales and fail to timely submit purchase orders for new products, we could face delays in providing our products to dealers and their customers, which could have a negative effect on our reputation and result in a decline in our product sales.  If we should overestimate sales, we will have invested our capital in products that remain in our warehouse or in the facilities of our authorized resellers, which will have a negative effect on our financial condition and results of operations.  No assurances can be given that we will be able to accurately predict sales so as to maintain an optimal level of inventory in our system.

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

Marketing and Sales

We sell our grain mills on a wholesale basis to retail dealers in all fifty states, in Australia, Canada, the United Kingdom and other foreign countries and to several online retailers.  We sell our kitchen mixer on a wholesale basis to retail dealers in all fifty states and to certain foreign countries supplied by 110-volt electric current.  We maintain websites at www.thewondermill.com and www.wondermix.com that include information about our products, video demonstrations, dealer locator information, customer reviews, recipes for use with WonderMill and WonderMix products, information with regard to grain varieties and where to purchase them, customer support and repair forms and information on how to become a dealer.  John Hofman and Bruce Crane, our officers, directors and principal stockholders, each own retail stores that purchase our WonderMill grain mills from us on the same terms as other retailers.  Sales to these related parties for our 2015 and 2014 fiscal years were $81,062 and $68,277, respectively, which amounted to approximately 5% of our total sales each year.  In addition, we have one other customer that accounted for approximately 7% of our total sales during each of our 2014 and 2013 fiscal years.    The loss of any of these major customers would be expected to have a material adverse effect on our results of operations.

We incur advertising costs of a non-direct nature due in connection with advertising on our website and to our authorized dealers.  During our fiscal years ended December 31, 2015 and 2014, our advertising costs were $58,894 and $33,479, respectively.

Intellectual Property

We hold a patent on our Wonder Junior Hand Grain Mill and we hold trademarks on the design of the electric WonderMill and the name "WonderMill."  We also hold a copyright on the Wonder Junior Hand Grain Mill.  However, no assurance can be given that this patent and these trademarks will provide sufficient protection against potential competitors and we may be unable to successfully assert our intellectual property rights or these rights may be invalidated, circumvented or challenged.  Any such inability, particularly with respect to our product names, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on our business.

During 2012, we purchased from a German manufacturer a license to the design and manufacture of its home kitchen mixer.  We recently completed the molds and the design process to allow us to produce the WonderMix and introduced it to market in 2015.  During the fourth quarter of 2014, we completed the contract manufacturing of our first shipment of the WonderMix.  Because of its late completion in the prime sales season, we were unable to introduce the WonderMix in 2014.  However, the response has been good by our dealers, and we experienced a successful introduction to market in 2015.

Although we have purchased the license and now manufacture under contract the WonderMix, no assurance can be given that we will be successful in the marketing of the grain mill or that the license will provide sufficient protection against potential competitors.  Further, we may be unable to successfully assert our intellectual property rights or these rights may be invalidated, circumvented or challenged.

Facilities

Our offices are located at 322 West Griffith Road, Pocatello, Idaho 83201, where our telephone number is (208) 234-9352.  Our facilities consist of approximately 3,000 square feet of warehouse and office space located in a building owned by Big John's Store LLC, a company owned by John Hofman, our president, director and principal stockholder.  Such space is shared with Big John's Store LLC, a retail store owned by Mr. Hofman.  Such space is provided to us under an Idaho Management Agreement with Big John's Store LLC pursuant to which we pay a flat monthly rate for management services and the use of such space.  Such agreement is on a month-to-month basis.

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

Employees and Consultants

We currently have two employees, both of whom are officers and directors of the Company.  None of our employees is represented by a labor union and we believe our relationship with our employees to be good.  The loss of our officers, particularly our president, would have a material adverse impact on our business and there is no assurance that we could locate qualified replacements.  We have not entered into employment agreements with our officers and we do not carry "key man" life insurance on their lives.

Item 1A.  Risk Factors

Risk Factors

Our business involves significant risks.  Prospective investors are cautioned not to make an investment in our stock unless they can afford to lose their entire investment.  Prospective investors should carefully consider the following risk factors and the other information included in this annual report before deciding to buy our stock.

Our total sales increased by $124,055, or approximately 9%, during the year ended December 31, 2015 compared to the year ended December 31, 2014.  While the increase in sales in 2015 was attributable to the successful introduction of our new WonderMix kitchen mixer, we believe there continues to be an overall slow-down in the preparedness market and continued slow economic recovery in the United States. If we are unable to significantly increase our sales, it could cause us to operate at a loss and require us to obtain additional capital to meet our obligations and continue our operations.

Our total sales increased by $124,055, or approximately 9%, during the year ended December 31, 2015 compared to the year ended December 31, 2014.  While the increase in sales in 2015 was attributable to the successful introduction of our new WonderMix kitchen mixer, we believe there continues to be an overall slow-down in the preparedness market and continued slow economic recovery in the United States.  If we are unable to significantly increase our sales, it could cause us to operate at a loss and require us to obtain additional capital to meet our obligations and continue our operations.  We are hopeful that the introduction of our new WonderMix product will continue to increase our sales, but no assurances can be given to that effect nor can we offer any assurance that the new product will be accepted in the market.

Historically, we have only manufactured and distributed one product line and this lack of diversification subjects us to additional risks in the event sales of such product line should decline

Historically we have manufactured under contract and distributed only the WonderMill and Wonder Junior Hand Grain Mill and we have been dependent on sales of such products in order to conduct profitable operations.  Notwithstanding the recent introduction of our Wondermix product, if sales of such WonderMill products should decline for any reason including, changes in consumer taste, the introduction of new competing products, damage to our reputation in connection with product liability or customer complaints, or any number of other reasons, such decrease in sales may be anticipated to have a material adverse effect on our results of operations.

Although we have purchased the license and now manufacture the Wondermix, no assurance can be given that we will be successful in the marketing of the home kitchen mixer.

We recently completed the molds and the design process to allow us to produce our new Wondermix kitchen mixer in 2014, and during the fourth quarter of 2014, we completed the contract manufacturing of our first shipment of the Wondermix. We experienced a modest increase in our sales in 2015 as we successfully introduced the Wondermix to market, however, no assurance can be given that we will be successful in marketing of the home kitchen mixer.

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

•	our relationship with third-party manufacturers;

•	the financial condition of our third-party manufacturers or their suppliers;

•	our ability to import products from these third-party manufacturers; or

•	our third-party manufacturers' ability to manufacture and deliver outsourced products on a timely basis.

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

Three customers account for a significant percent of our total sales and the loss of any of such customers could adversely affect our results of operations and financial condition

During each of our 2015 and 2014 fiscal years, purchases of our WonderMill products by two retail stores owned by John Hofman and Bruce Crane, our officers, directors and principal stockholders, accounted for approximately 5% of our total sales.  In addition, purchases by one other customer accounted for 7% of our total sales during each of our 2015 and 2014 fiscal years.  The loss of any of these major customers would be expected to have a material adverse effect on our results of operations and financial condition.

Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact existing customer relationships and our results of operations

We sell our WonderMill grain mills to retail dealers, including natural foods stores, emergency preparedness stores, and mass merchant retailers. A significant deterioration in the financial condition of our major customers or a significant number of our smaller customers could have a material adverse effect on our sales and profitability. A bankruptcy filing by a key customer or customers could also have a material adverse effect on our business, results of operations and financial condition.  In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a "just-in-time" basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories.

Our business involves the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition

As a distributor of contract manufactured consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous.  Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products.  Additionally, laws regulating certain consumer products exist in some cities and states and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we could not sell.

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

We depend on our officers and the loss of their services would have an adverse effect on our business

We have only two employees, both of whom are officers of the Company.  We are dependent on our officers, particularly our president, to operate our business and the loss of such person would have an adverse impact on our operations until such time as he could be replaced, if he could be replaced.  We do not have employment agreements with our officers and we do not carry key man life insurance on their lives.  (See "Management.")

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

There is currently no active trading market for our stock and there is no assurance that any active or liquid market will develop in the future, which means a purchaser of our shares may not be able to resell the shares in the future

There is currently no active trading market for our stock, and there can be no assurance that any active or liquid trading market for our stock will develop in the future. As a result, an investment in our common stock must be considered an "illiquid" investment and a purchaser may not be able to resell the shares acquired by him, her or it in the future.  (See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.")

Our stock is subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock

Our stock is subject to special sales practice requirements applicable to "penny stocks" which are imposed on broker-dealers who sell low-priced securities of this type.  These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when a trading market should develop.  (See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.")

Our officers and directors own a majority of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

As of March 30, 2016, our officers, directors and founding stockholders were the beneficial owners of approximately 81% of our issued and outstanding shares of common stock.  Such persons will be able to determine the outcome of actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company. (See "Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.")

All of our issued and outstanding shares are currently eligible for sale under Rule 144, which may have an adverse impact on any trading market that may develop for our common stock

Of the 22,200,000 issued and outstanding shares of our common stock, approximately 18,000,000 shares constitute restricted securities held by affiliates of the Company and 4,200,000 shares constitute shares held by non-affiliates that may currently be traded without restriction.   Once restricted shares have been held by shareholders who are non-affiliates for more than six months, such non-affiliates are able to sell such shares in any market for our common stock in accordance with the requirements of Rule 144 and once they have been held for more than one year they may be sold without limitation.  For stockholders who are "affiliates" of the Company, which generally includes officers, directors and 10% or greater stockholders, Rule 144 generally requires that they not make any sales unless the Company is current in the filing of periodic reports with the SEC, that they file notices on Form 144 with respect to such sales, and that their public sales of restricted securities do not exceed the greater of 1% of the Company's issued and outstanding shares of common stock or 1% of the average trading volume on a national exchange during the preceding four weeks.  The possibility of sales under Rule 144 may, in the future, have a depressive effect on the price of the Company's securities in any market which may develop.

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

We have the ability to issue additional shares of common stock and to issue shares of preferred stock without stockholder approval

The Company is authorized to issue up to 100,000,000 shares of common stock.  To the extent of such authorization, the officers of the Company have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as they believe to be sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the Company's current stockholders.   The Company is also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. To the extent of any authorizations, such designations may be made without stockholder approval. The designation and issuance of a series of preferred stock in the future could create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

Item 1B.  Unresolved Staff Comments.

Not Applicable.  The Company is a "smaller reporting company."

Item 2.  Properties.

Our offices are located at 322 West Griffith Road, Pocatello, Idaho 83201, where our telephone number is (208) 234-9352.  Our facilities consist of approximately 3,000 square feet of warehouse and office space located in a building owned by Big John's Store LLC, a company owned by John Hofman, our president, director and principal stockholder, which is shared with Big John's, a retail store owned by Mr. Hofman.  Such space is provided to us under an Idaho Management Agreement with Big John's Store LLC pursuant to which we pay a flat rate of $12,500 per month for management services and the use of such space.  Such agreement is on a month-to-month basis.

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock is included on the OTCQB under the symbol "GROT."

On March 29, 2016, the Company's common stock was quoted on the OTCQB as $0.10 bid with no asked price.  Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

At March 29, 2016, there were 31 holders of record of the Company's common stock, as reported by the Company's transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

No dividends have ever been paid on the Company's securities, and the Company has no current plans to pay dividends in the foreseeable future.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.
Special Sales Practice Requirements with Regard to "Penny Stocks"

In order to protect investors from patterns of fraud and abuse that have occurred in the market for low priced securities commonly referred to as "penny stocks," the SEC has adopted regulations that generally define a "penny stock" to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions.  The price of our stock is currently below $5.00 per share and our stock is subject to the "penny stock" regulations.  As a result, broker-dealers selling our common stock are subject to additional sales practices when they sell our stock to persons other than established clients and "accredited investors."  For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser's written consent to the transaction and deliver a risk disclosure document relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order, current quotations for the securities and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer's presumed control over the market.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Such "penny stock" rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

Transfer Agent

Action Stock Transfer Corp., 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121, Telephone:  (801) 274-1088, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2015 we did not sell any unregistered securities.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during our 2015 fiscal year.

Item 6.  Selected Financial Data

Not Applicable.  The Company is a "smaller reporting company."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See "Forward-Looking Statements" and "Item 1A. Risk Factors.")

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect the Company's views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to the risk factors described in Part I, Item 1A hereof under the caption "Risk Factors."  The words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

General

Grote Molen, Inc. ("Grote Molen") was incorporated under the laws of the State of Nevada on March 15, 2004. BrownWick, LLC ("BrownWick"), a wholly owned subsidiary, was formed in the State of Idaho on June 5, 2005. The principal business of Grote Molen and BrownWick (collectively the "Company") is to distribute electrical and hand operated grain mills, home kitchen mixers and related accessories for home use.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at December 31, 2015 and December 31, 2014.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets as follows: office equipment – 3 to 5 years; warehouse equipment – 5 to 10 years; website development – 3 years; and molds – 10 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the years ended December 31, 2015 and 2014.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ ("ASC") Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management's estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the years ended December 31, 2015 and 2014.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the years ended December 31, 2015 and 2014.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of December 31, 2015 and December 31, 2014, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales for the years ended December 31, 2015 and 2014 were comprised of the following:

	2015	2014

Sales	$1,446,128	$1,334,858
Sales to related parties	81,062	68,277

Total sales	$1,527,190	$1,403,135

Sales to related parties represented approximately 5% total sales for the each of the years ended December 31, 2015 and 2014, respectively.

Our total sales increased by $124,055, or approximately 9%, during the year ended December 31, 2015 compared to the year ended December 31, 2014.  While the increase in sales in 2015 was attributable to the successful introduction of our new WonderMix kitchen mixer, we believe there continues to be an overall slow-down in the preparedness market and continued slow economic recovery in the United States. We completed the development of the molds and the design process during the fourth quarter of 2014, and received our first shipments of the new grain mills.  We believe sales of the Wondermix will continue to increase in 2016; however, there can be no assurance that we will be successful in these endeavors.

Cost of Sales

Total cost of sales for the year ended December 31, 2015 was $1,111,422, compared to $995,605 for the year ended December 31, 2014, an increase of $115,817, or approximately 12%.  Our cost of sales consists of the purchase price of our products incurred to our suppliers, plus inbound shipping costs.  We do not manufacture our own products.  Our costs to purchase products for resale remained relatively constant during 2015.  Therefore, the increase in our cost of sales during 2015 was primarily attributed to the increase in sales volume compared to 2014.  Included in cost of sales were cost of related party sales of $58,993 and $48,446 for the years ended December 31, 2015 and 2014, respectively.  Total cost of sales as a percentage of total sales was approximately 73% for the year ended December 31, 2015, compared to approximately 71% for the year ended December 31, 2014.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $304,095 for the year ended December 31, 2015, compared to $276,371 for the year ended December 31, 2014, an increase of $27,724, or approximately 10%.  In 2015, we incurred higher levels of professional fees, advertising and web design and hosting.

Management Fees to Related Parties

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the monthly fee from $10,700 to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Management fees to related parties totaled $151,800 and $133,800 for the years ended December 31, 2015 and 2014, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $18,016 and $6,763 for the years ended December 31, 2015 and 2014, respectively, with the increase attributable to placing the molds for the new kitchen mixers in service during the fourth quarter of 2014.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the years ended December 31, 2015 and 2014.

Other Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $10,628 and $14,679 for the years ended December 31, 2015 and 2014, respectively.  The decrease in interest expense to related parties is due to repayments on both current and long-term debt to related parties in the current year.  Total interest expense to non-related parties was $15,009 and $12,597 for the years ended December 31, 2015 and 2014, respectively.  The increase in interest expense to non-related parties is due to the increase in debt to non-related parties in the current year.

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $822,115, including cash of $9,251, and current liabilities of $420,333, resulting in working capital of $401,782.  Our current assets and working capital included inventories of $708,893 and deposits of $64,685.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.

In addition, as of December 31, 2015, we had total stockholders' equity of $459,399.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, a long-term note payable from a bank, and from the issuance of our common stock.

For the year ended December 31, 2015, net cash used in operating activities was $30,209, as a result of our net loss of $52,120 and increases in inventories of $380,733, partially offset by non-cash expenses of $18,016, decreases in accounts receivable of $17,652, accounts receivable – related parties of $1,776, deposits of $317,610 and prepaid expenses of $6,579, and increases in accounts payable and accrued expenses of $23,949, accrued interest payable – related parties of $8,571 and accrued interest payable of $8,491.

By comparison, for the year ended December 31, 2014, net cash used in operating activities was $222,958, as a result of our net loss of $42,576, increases in accounts receivable of $1,172, accounts receivable – related parties of $3,294, inventories of $39,641 and deposits of $178,660, and a decrease in accounts payable and accrued expenses of $20,263, partially offset by non-cash expenses totaling $9,294, a decrease in prepaid expenses of $38,198, and increases in accrued interest payable – related parties of $9,382 and accrued interest payable of $5,774.

For the year ended December 31, 2014, we had net cash used in investing activities of $1,423, comprised of the purchase of property and equipment.  We had no net cash provided by or used in investing activities for the year ended December 31, 2015.

For the year ended December 31, 2015, net cash used in financing activities was $21,348, comprised of repayment of notes payable – related parties of $24,500, repayment of long-term debt – related party of $49,734 and repayment of long-term note payable of $20,314, partially offset by proceeds from long-term note payable of $28,700 and proceeds from notes payable of $44,500.

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

At December 31, 2015, we had short-term notes payable – related parties totaling $130,127, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at December 31, 2015, we had short-term notes payable to non-related parties totaling $136,100, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At December 31, 2015, our long-term debt – related party was comprised of the remaining principal balance of $2,943 of a note payable to a principal stockholder.  The note bears interest at 6.97% per annum and was paid in full in February 2016.

At December 31, 2015, we had a long-term note payable to a bank with a principal balance of $145,139.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (4.5% at December 31, 2015), requiring monthly interest payments only and maturing on May 16, 2021.  For the past several months, we have made monthly payments of principal and interest of $5,000.  The note payable has an available line of credit of $150,000 and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company's inventories, property and equipment, and intangible assets.

Accrued interest payable – related parties was $53,507 and $44,936 at December 31, 2015 and 2014, respectively.  Accrued interest payable to non-related parties was $22,686 and $14,195 at December 31, 2015 and 2014, respectively.

In the event sales during 2016 do not meet our expectations, we may require additional funding from the sale of our common stock or debt in order to meet our obligations.  Depending on the requirement to pay advance deposits on orders from our suppliers, we estimate we may require $50,000 to $100,000 of additional funding in 2016.  No assurances can be given that, if required, such funding will be available to us on acceptable terms or at all.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Inventory (Topic 330), Simplifying the Measurement of Inventory."  An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory.  For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)".  ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage the day-to-day business activities of the Company and provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  On October 31, 2014, the agreement was amended and restated to increase the monthly fee from $10,700 to $12,500 effective November 1, 2014.

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

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of December 31, 2015, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of December 31, 2015 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework (1992), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
John B. Hofman	56	2015	President, Secretary, Treasurer and Director
Bruce P. Crane	69	2015	Vice President and Director
________________________

Certain biographical information for the Company's directors and officers is set forth below.

John B. Hofman is the founder of the Company and has served as its president, secretary, treasurer and a director since its inception in March 2004.  From 1987 to the present, Mr. Hofman has owned and operated Big John's Store LLC, a retail store in Pocatello, Idaho specializing in retailing grain mills, small kitchen appliances, and other healthy living products.  Big John's Store LLC also operates a web-based business which markets the same healthy living products.  Mr. Hofman also owns and operates Big John's Mini-Storage LLC, a self-storage business with over 400 units.  During the past twenty years, Mr. Hofman has served on the board of directors of Creative Technologies LLC and Distribution Direct LLC.  Mr. Hofman spends approximately 75% of his available business time (thirty hours per week) working for Grote Molen, Inc.  Mr. Hofman graduated from Idaho State University in 1987 with a B.S. degree in Economics.

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

Board of Directors

Our board of directors consists of two persons, John B. Hofman and Bruce P. Crane.  Such persons are not "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace because they are officers and employees of the Company.

Our board of directors has not appointed any standing committees, there is no separately designated audit committee and the Company's two non-independent board members perform the functions that would customarily be performed by an audit committee.  The board of directors does not have an independent "financial expert" because it does not believe the scope of the Company's activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our securities are not listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

The Company does not have a compensation committee and the Company's two non-independent board members participate in the consideration of executive officer and director compensation.  To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Company does not have a standing nominating committee and the Company's two non-independent board members perform the functions that would customarily be performed by a nominating committee.  The board of directors does not believe a separate nominating committee is required at this time due to the limited size of the Company's business operations and the limited resources of the Company that do not permit it to compensate its directors.  The board of directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2015, but the directors met during 2015 for informal discussions and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not hold an annual stockholder meeting during the 2015 year.

Communications with Directors

Shareholders may communicate with the Board of Directors or any individual director by sending written communications addressed to the Board of Directors, or any individual director, to: Grote Molen, Inc., Attention: Corporate Secretary, 322 West Griffith Road, Pocatello, Idaho 83201.  All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate. In order to facilitate a response to any such communication, the Company's Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

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

Based solely on a review of the copies of such reports furnished to us, we believe that all Section 16(a) filing requirements were timely met during 2015.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and our vice president in all capacities for the fiscal years ended December 31, 2015 and 2014.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

John B. Hofman	2015	$-	$-	$-	$-	$-	$174,695	$174,695
President(1)	2014	$600	-	-	-	-	$156,005	$156,605

Bruce P. Crane	2015	$-	$-	$-	$-	$-	$5,076	$5,076
Vice President(2)	2014	$600	-	-	-	-	$8,673	$9,273

(1)
All Other Compensation consists of: (i) payments made to Big John's Store LLC, a company managed and owned by John Hofman, under an Idaho Management Agreement with Big John's Store LLC for the provision of management services and office and warehouse space in the amount of $150,000 and $132,000 during 2015 and 2014; (ii) medical insurance premiums in the amount of $16,045 during 2015 and $17,455 during 2014; and (iii) contributions to a Health Savings Account for the benefit of Mr. Hofman in the amount of $8,650 during 2015 and $6,550 during 2014.

(2)	All Other Compensation consists of: (i) expense reimbursement of $1,800 during 2015 and 2014 and (ii) medical insurance premiums in the amount of $3,276 during 2015 and $6,873 during 2014.

We have not granted our officers or directors any stock options, stock awards or other forms of equity compensation.

We do not have any retirement, pension or profit sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Officer Compensation

John Hofman, our President, Secretary and Treasurer, and Bruce Crane, our Vice President, are our only employees. We did not pay our officers any salary during 2015.  During 2014, we paid each of our officers a salary of $600.  We may pay salaries in the future on a discretionary basis as our financial position and income tax situation allow.  However, we pay a management fee to Big John's Store LLC, a company owned by John B. Hofman, for the provision of management services and office and warehouse space, which payments totaled $150,000 and $132,000 during our 2015 and 2014 fiscal years.  We also pay Bruce Crane $150 per month for expense reimbursement.  In August 2009, we also began paying the premiums for such persons' medical and dental insurance, which amounted to $16,045 for Mr. Hofman and $0 for Mr. Crane during our 2015 fiscal year and $17,455 for Mr. Hofman and $6,873 for Mr. Crane during our 2014 fiscal year.  In 2015 and 2014, we also made contributions to the Health Savings Account of Mr. Hofman in the amount of $8,650 and $6,550, respectively, which were the maximum contributions permitted for such years.  We plan to continue to pay such medical insurance premiums and to make annual contributions to such Health Savings Accounts in the future.  We also reimburse our officers for reasonable costs and expenses incurred by them in connection with our business.  We have not entered into an employment agreement with any of our officers.

Director Compensation

Our directors do not currently receive any compensation for serving in their capacities as directors and we have not compensated our directors for service in such capacity in the past.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 30, 2016 the number of shares of the Company's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock, and by each of the Company's officers and directors, and by all officers and directors as a group.  On such date, there were 22,200,000 issued and outstanding shares of our common stock.  The Company does not have any options, warrants or convertible securities outstanding and none of the share figures listed in the following table consist of securities that may be acquired by the holder within sixty days.
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

Item 13.  Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's length negotiations.

As of December 31, 2015, we were indebted to Bruce Crane, an officer, director and principal stockholder of the Company, pursuant to a 6.97% promissory note with an aggregate principal balance of $2,943, which matured and was paid in full in February 2016.  As of December 31, 2015, we were also indebted to Mr. Crane in the principal amount of $3,500 pursuant to a demand note bearing interest at 6% per annum and in the aggregate amount of $939 pursuant to non-interest bearing advances with no formal repayment terms.

As of December 31, 2015, we were indebted to John Hofman, an officer, director and principal stockholder of the Company, in the aggregate principal amount of $117,500 pursuant to demand notes bearing interest at 6% to 8% per annum and in the aggregate amount of $8,188 pursuant to non-interest bearing advances with no formal repayment terms.

BrownWick, LLC, our wholly-owned subsidiary, entered into that certain Idaho Management Agreement dated as of February 1, 2011, with Big John's Store LLC, a company owned by John Hofman, our president, director and a principal stockholder, pursuant to which we pay a monthly management fee to Big John's Store LLC to manage our day-to-day business activities and provide us with office and warehouse space.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  We have historically paid monthly management fees in varying amounts to Big John's Store LLC pursuant to prior agreements approved by our stockholders.  The agreement was amended and restated on October 31, 2014 to increase the monthly fee from $10,700 to $12,500 effective as of November 1, 2014.  The monthly fee will be evaluated on an annual basis to take into account any future increases in Big John's Store's costs of providing the warehouse/office space, however there are no plans to increase the monthly fee at this time.  The total management fees paid to Big John's Store LLC were $150,000 and $132,000 during fiscal years 2015 and 2014, respectively.  The terms of the Idaho Management Agreement are not the result of arm's length negotiations.

BrownWick, LLC also pays Bruce Crane $150 per month for expense reimbursement.

Each of John Hofman and Bruce Crane, our officers, directors and principal stockholders, own retail companies that purchase grain mills and other products from the Company.  Sales to these related parties totaled $81,062 and $68,277 for the years ended December 31, 2015 and 2014, respectively, or approximately 5% of our total sales for each year.  Accounts receivable from these related parties were $6,365 and $8,141 at December 31, 2015 and 2014, respectively.  Sales to these related parties are on the same terms as sales to unrelated third parties.

Director Independence

Our board of directors consists of two persons, John B. Hofman and Bruce P. Crane.  Such persons are not "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace because they are officers and employees of the Company.

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

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014.

During the fiscal years ended December 31, 2015 and 2014, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,
	2015	2014

Audit Fees	$22,800	$23,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$22,800	$23,000

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.  "Audit-Related Fees" consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters.  "Tax Fees" consisted of fees billed for tax payment planning and tax preparation services.  "All Other Fees" consisted of fees billed for services in connection with legal matters and technical accounting research.

The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

Item 15.  Exhibits, Financial Statement Schedules

      The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated byReference(1)

3.2	3	Bylaws	Incorporated by Reference(1)

10.1	10	Promissory Note from the Company to Bruce Crane dated December 23, 2005	Incorporated by Reference(1)

10.2	10	Promissory Note from the Company to Bruce Crane dated December 1, 2007	Incorporated by Reference(1)

10.3	10	Promissory Note from the Company to John Hofman dated September 12, 2005	Incorporated by Reference(1)

10.4	10	Promissory Note from the Company to John Hofman dated June 11, 2008	Incorporated by Reference(1)

10.5	10	Exclusive Manufacturing Agreement with Korean Manufacturer dated July 7, 2010	Incorporated by Reference(2)

10.6	10	Form of Authorized Dealer Agreement entered into with customers purchasing over $500 of product per year	Incorporated by Reference(2)

10.7	10	Authorized Dealer Agreement with Big John's LLC dated May 10, 2006	Incorporated by Reference(2)

10.8	10	Authorized Dealer Agreement with Kitchen Kneads dated August 29, 2005	Incorporated by Reference(2)

10.9	10	Promissory Note from the Company to John Hofman dated October 7, 2010	Incorporated by Reference(3)

10.10	10	Promissory Note from the Company to John Hofman dated December 27, 2010	Incorporated by Reference(3)

10.11	10	Promissory Note dated March 22, 2011	Incorporated by Reference(4)

10.12	10	Amendment to Promissory Note from the Company to Bruce Crane dated as of June 1, 2011	Incorporated by Reference(5)

10.13	10	Promissory Note dated July 21, 2011	Incorporated by Reference(6)

10.14	10	Promissory Note dated February 27, 2012	Incorporated by Reference(7)

10.15	10	Promissory Note dated September 19, 2012	Incorporated by Reference(8)

10.16	10	Promissory Note dated March 26, 2013	Incorporated by Reference(9)

10.17	10	Promissory Note dated April 12, 2013	Incorporated by Reference(10)

10.18	10	Promissory Note dated August 6, 2013	Incorporated by Reference(11)

10.19	10	Promissory Note dated November 8, 2013	Incorporated by Reference(12)

10.20	10	Promissory Note dated April 18, 2014	Incorporated by Reference(13)

10.21	10	Promissory Note dated May 27, 2014	Incorporated by Reference(13)

10.22	10	Promissory Note dated July 31, 2014	Incorporated by Reference(14)

10.23	10	Promissory Note dated August 12, 2014	Incorporated by Reference(14)

10.24	10	Line of Credit Promissory Note dated May 27, 2014	Incorporated by Reference(14)

10.25	10	License Agreement with Messerschmidt Hausgerate GmbH dated June 20, 2012	Incorporated by Reference(15)

10.26	10	Promissory Note dated October 9, 2014	Incorporated by Reference(15)

10.27	10	Idaho Management Agreement between Big John's Store LLC and Brownwick, LLC dated as of October 31, 2014	Incorporated by Reference(15)

10.28	10	Promissory Note dated February 16, 2015, 2014	Incorporated by Reference(16)

10.29	10	Promissory Note dated March 27, 2015	Incorporated by Reference(16)

10.30	10	Promissory Note dated May 12, 2015	Incorporated by Reference(17)

10.31	10	Promissory Note dated August 6, 2015	Incorporated by Reference(18)

10.32	10	Promissory Note dated August 13, 2015	Incorporated by Reference(18)

10.33	10	Promissory Note dated November 16, 2015	This Filing

21.1	21	Schedule of the Registrant's Subsidiaries	This Filing

31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing

32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Office	This Filing

101.ins	101	XBRL.Instance

101.xsd	101	XBRL.Schema

101.cal	101	XBRL.Calculation

101.def	101	XBRL.Definition

101.lab	101	XBRL.Label

101.pre	101	XBRL.Presentation

(1)	Incorporated by reference to the Company's Registration Statement on Form 10-12G filed May 14, 2010.

(2)	Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10-12G filed July 13, 2010.

(3)	Incorporated by reference to the Company's 2010 Annual Report on Form 10-K filed March 31, 2011.

(4)	Incorporated by reference to the Company's March 31, 2011 Report on Form 10-Q filed May 13, 2011.

(5)	Incorporated by reference to the Company's June 30, 2011 Report on Form 10-Q filed August 12, 2011.

(6)	Incorporated by reference to the Company's September 30, 2011 Report on Form 10-Q filed November 10, 2011.

(7)	Incorporated by reference to the Company's March 31, 2012 Report on Form 10-Q filed May 15, 2012.

(8)	Incorporated by reference to the Company's September 30, 2012 Report on Form 10-Q filed November 14, 2012.

(9)	Incorporated by reference to the Company's March 31, 2013 Report on Form 10-Q filed May 15, 2013.

(10)	Incorporated by reference to the Company's June 30, 2013 Report on Form 10-Q filed August 14, 2013.

(11)	Incorporated by reference to the Company's September 30, 2013 Report on Form 10-Q filed November 14, 2013.

(12)	Incorporated by reference to the Company's 2013 Annual Report on Form 10-K filed March 31, 2014.

(13)	Incorporated by reference to the Company's June 30, 2014 Report on Form 10-Q filed August 14, 2014.

(14)	Incorporated by reference to the Company's September 30, 2014 Report on Form 10-Q filed November 18, 2014.

(15)	Incorporated by reference to the Company's 2014 Annual Report on Form 10-K filed March 31, 2015.

(16)	Incorporated by reference to the Company's March 31, 2015 Report on Form 10-Q filed May 13, 2015.

(17)	Incorporated by reference to the Company's June 30, 2015 Report on Form 10-Q filed August 14, 2015.

(18)	Incorporated by reference to the Company's September 30, 2015 Report on Form 10-Q filed November 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: March 30, 2016	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2016	By /s/ John B. Hofman
John B. Hofman
President, Secretary, Treasurer and Director
(Principal Executive and Accounting Officer)

Dated: March 30, 2016	By /s/ Bruce P. Crane
Bruce P. Crane
Director

GROTE MOLEN, INC. AND SUBSIDIARY

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 N. HIGHWAY 89 STE. 130
FARMINGTON, UTAH  84025
_______________
(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Grote Molen, Inc. and Subsidiary
Pocatello, Idaho

We have audited the accompanying consolidated balance sheets of Grote Molen, Inc. and Subsidiary as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Grote Molen, Inc. and Subsidiary's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grote Molen, Inc. and Subsidiary as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
March 30, 2016

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$9,251	$60,808
Accounts receivable	27,565	45,217
Accounts receivable -- related parties	11,365	13,141
Inventories	708,893	328,160
Deposits	64,685	382,295
Prepaid expenses	356	6,935

Total current assets	822,115	836,556

Property and equipment, net	139,688	156,652
Intangible assets, net	63,068	64,120

Total assets	$1,024,871	$1,057,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$74,970	$51,021
Accrued interest payable – related parties	53,507	44,936
Accrued interest payable	22,686	14,195
Current portion of long-term debt – related party	2,943	45,774
Notes payable – related parties	130,127	154,627
Notes payable	136,100	91,600

Total current liabilities	420,333	402,153

Long-term debt:
Note payable	145,139	136,753
Long-term debt – related party	-	6,903

Total long-term debt	145,139	143,656

Total liabilities	565,472	545,809

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 22,200,000 shares issued and outstanding	22,200	22,200
Additional paid-in capital	147,800	147,800
Retained earnings	289,399	341,519

Total stockholders' equity	459,399	511,519

Total liabilities and stockholders' equity	$1,024,871	$1,057,328

See notes to consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Revenues:
Sales	$1,446,128	$1,334,858
Sales to related parties	81,062	68,277

Total revenues	1,527,190	1,403,135

Cost of revenues:
Cost of sales	1,052,429	947,159
Cost of related party sales	58,993	48,446

Total cost of revenues	1,111,422	995,605

Gross profit	415,768	407,530

Operating costs and expenses:
Selling, general and administrative	304,095	276,371
Management fees to related parties	151,800	133,800
Depreciation and amortization	18,016	6,763

Total operating costs and expenses	473,911	416,934

Loss from operations	(58,143)	(9,404)

Other expense:
Interest expense – related parties	10,628	14,679
Interest expense	15,009	12,597

Total other expense	25,637	27,276

Loss before income taxes	(83,780)	(36,680)

Income tax (provision) benefit	31,660	(5,896)

Net loss	$(52,120)	$(42,576)

Net loss per common share -
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	22,200,000	21,868,494

See notes to consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional Paid-In Capital	Retained Earnings	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance, December 31, 2013	-	$-	21,000,000	$21,000	$89,000	$384,095	$494,095
Issuance of common shares for cash	-	-	1,200,000	1,200	58,800	-	60,000
Net loss	-	-	-	-	-	(42,576)	(42,576)

Balance, December 31, 2014	-	-	22,200,000	22,200	147,800	341,519	511,519
Net loss	-	-	-	-	-	(52,120)	(52,120)

Balance, December 31, 2015	-	$-	22,200,000	$22,200	$147,800	$289,399	$459,399

See notes to consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(52,120)	$(42,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,016	6,763
Interest added to note payable principal	-	2,531
(Increase) decrease in:
Accounts receivable	17,652	(1,172)
Accounts receivable -- related parties	1,776	(3,294)
Inventories	(380,733)	(39,641)
Deposits	317,610	(178,660)
Prepaid expenses	6,579	38,198
Increase (decrease) in:
Accounts payable and accrued expenses	23,949	(20,263)
Accrued interest payable – related parties	8,571	9,382
Accrued interest payable	8,491	5,774

Net cash used in operating activities	(30,209)	(222,958)

Cash flows from investing activities:
Acquisition of property and equipment	-	(1,423)

Net cash used in investing activities	-	(1,423)

Cash flows from financing activities:
Proceeds from long-term note payable	28,700	151,930
Proceeds from issuance of notes payable – related parties	-	50,000
Proceeds from issuance of notes payable	44,500	19,600
Proceeds from issuance of common stock	-	60,000
Repayment of notes payable – related parties	(24,500)	(15,000)
Repayment of long-term note payable	(20,314)	(17,708)
Repayment of long-term debt – related party	(49,734)	(42,702)

Net cash provided by (used in) financing activities	(21,348)	206,120

Net decrease in cash	(51,557)	(18,261)

Cash, beginning of year	60,808	79,069

Cash, end of year	$9,251	$60,808

See notes to consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNICANT ACCOUNTING POLICIES

Organization

Grote Molen, Inc. ("Grote Molen") was incorporated under the laws of the State of Nevada on March 15, 2004.  BrownWick, LLC ("BrownWick"), a wholly owned subsidiary, was formed in the State of Idaho on June 5, 2005.  The principal business of Grote Molen and BrownWick (collectively the "Company") is to distribute grain mills and related accessories for home use.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  We determined that no allowance for doubtful accounts was required at December 31, 2015 and 2014.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method based on the estimated useful lives of the assets as follows: office equipment – 3 to 5 years; warehouse equipment – 5 to 10 years; website development – 3 years; and molds – 10 years.  Depreciation expense was $16,964 and $5,711 for the years ended December 31, 2015 and 2014, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization.  Amortization of definite lived intangible assets is computed using the straight-line method based on the estimated useful lives or contractual lives of the assets, which range from 10 to 30 years.  Amortization expense was $1,052 for each of the years ended December 31, 2015 and 2014.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable.  Therefore, no impairment loss was recognized during the years ended December 31, 2015 and 2014.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ ("ASC") Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management's estimate of the percentage of time spent by personnel in research and development activities.  We had no material research and development costs for the years ended December 31, 2015 and 2014.

Advertising

Advertising costs are non-direct in nature, and are expensed over the periods in which the advertising takes place.  Advertising expense totaled $58,894 and $33,290 for the years ended December 31, 2015 and 2014, respectively.

Shipping and Handling

The Company recognizes shipping and handling fees in accordance with ASC 605, Shipping and Handling Fees and Costs.  Accordingly, amounts charged to customers are included in the Company's revenue, and shipping costs are included in selling, general and administrative expenses.  For the years ended December 31, 2015 and 2014, these costs amounted to $33,084 and $36,479, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following at December 31:

	2015	2014

Trade accounts receivable – related parties	$6,365	$8,141
Employee advances	5,000	5,000
Total accounts receivable - related parties	11,365	13,141
Trade accounts receivable	27,565	45,217

	$38,930	$58,358

Property and equipment consist of the following at December 31:

	2015	2014

Office equipment	$4,335	$4,335
Warehouse equipment	16,927	16,927
Website development	2,000	2,000
Molds	150,615	150,615

	173,877	173,877
Accumulated depreciation	(34,189)	(17,225)

	$139,688	$156,652

Intangible assets consist of the following at December 31:

	2015	2014

License – definite lived	$10,500	$10,500
License – indefinite lived	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(10,252)	(9,200)

	$63,068	$64,120

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following at December 31:

	2015	2014

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	10,500	35,000

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$130,127	$154,627

Long-term debt – related party is comprised of the following at December 31:

	2015	2014

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$2,943	$52,677
Less current portion	(2,943)	(45,774)

Long-term portion	$-	$6,903

Interest expense on this related party debt was $10,628 and $14,679 for the years ended December 31, 2015 and 2014, respectively.  Accrued interest payable to related parties was $53,507 and $44,936 at December 31, 2015 and 2014, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable to non-related parties are unsecured and are comprised of the following at December 31:

	2015	2014

Note payable, due on demand, with interest at 8% per annum	$15,000	$15,000

Note payable, due on demand, with interest at 8% per annum	20,000	20,000

Note payable, due on demand, with interest at 8% per annum	5,000	5,000

Note payable, due on demand, with interest at 8% per annum	7,000	7,000

Note payable, due on demand, with interest at 6% per annum	15,000	15,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	4,000	4,000

Note payable, due on demand, with interest at 6% per annum	5,600	5,600

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	10,000	-

Note payable, due on demand, with interest at 6% per annum	10,000	-

Note payable, due on demand, with interest at 6% per annum	10,000	-

Note payable, due on demand, with interest at 6% per annum	2,500	-

Note payable, due on demand, with interest at 6% per annum	9,000	-

Note payable, due on demand, with interest at 6% per annum	3,000	-

Total	$136,100	$91,600

We had a long-term note payable to a bank with a principal balance of 145,139 and $136,753 at December 31, 2015 and 2014, respectively.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (4.50% at December 31, 2015), requiring monthly interest payments only, and maturing on May 16, 2021.  The note payable has an available line of credit of $150,000, and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company's inventories, property and equipment, and intangible assets.

Accrued interest payable on the notes payable was $22,686 and $14,195 at December 31, 2015 and December 31, 2014, respectively.

NOTE 5 – INCOME TAXES

The income tax benefit for the year ended December 31, 2015 of $31,660 resulted primarily from refunds of prior federal income taxes paid.

The reconciliation of the income tax (provision) benefit computed at the U.S. federal statutory tax rate to the Company's effective tax rate is as follows for the years ended December 31:

	2015	2014

Federal benefit at statutory rate	$28,485	$12,471
State income tax, net of federal benefit	4,655	2,583
Other	8,410	(6,969)
Redetermination of prior year taxes	-	(8,017)
Change in valuation allowance	(9,890)	(5,964)

Income tax (provision) benefit	$31,660	$(5,896)

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2015	2014

Current assets:
Related party interest expense	$22,259	$15,279
Charitable contributions	3,817	2,907
Net operating loss carryforward	27,695	-

Long-term liability – depreciation and amortization	(26,782)	(1,087)

	26,989	17,099
Valuation allowance	(26,989)	(17,099)

	$-	$-

In recording the valuation allowances, we were unable to conclude that it is more likely than not that all or a portion of a net deferred tax asset will be realized.

As of December 31, 2015, we had net operating loss carryforwards of approximately $67,000 available to offset future taxable income through 2025.

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements.  We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the years ended December 31, 2015 and 2014.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses.  As of December 31, 2015 and 2014, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and in the state of Idaho.  All U.S. federal and Idaho state income tax returns from 2008 through the year ended December 31, 2015 are subject to examination.

NOTE 6 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Management fees to related parties totaled $151,800 and $133,800 for the years ended December 31, 2015 and 2014, respectively.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $81,062 and $68,277 for the years ended December 31, 2015 and 2014, respectively, or approximately 5% for each year.  Accounts receivable from these related parties totaled $6,365 and $8,141 at December 31, 2015 and 2014, respectively.

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

NOTE 8 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the years ended December 31, 2015 and 2014, we had no non-cash financing and investing activities.

We paid cash for income taxes of $34 and $30 for the years ended December 31, 2015 and 2014, respectively.  We paid cash for interest of $7,709 and $12,120 for the years ended December 31, 2015 and 2014, respectively.

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

NOTE 10 – SIGNIFICANT CONCENTRATIONS

In addition to the sales to related parties discussed in Note 6, we had sales to one customer that accounted for approximately 7% of total sales for each of the years ended December 31, 2015 and 2014.

We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Inventory (Topic 330), Simplifying the Measurement of Inventory."  An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory.  For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)".  ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our consolidated financial statements.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were issued.  We have identified the following subsequent event that we believe requires disclosure.

In March 2016, we received proceeds of $20,000 from a promissory note that is payable on demand and bears interest at an annual rate of 6%.