Form 10-Q
period 2016-03-31
GROTE MOLEN INC
filed 2016-05-20
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 20, 2016, there were 22,200,000 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC. AND SUBSIDIARY
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I - Financial Information

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$10,263	$9,251
Accounts receivable	14,381	27,565
Accounts receivable – related parties	5,000	11,365
Inventories	795,737	708,893
Deposits	108,400	64,685
Prepaid expenses	398	356

Total current assets	934,179	822,115
Property and equipment, net	135,480	139,688
Intangible assets, net	62,820	63,068

Total assets	$1,132,479	$1,024,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$225,682	$73,020
Accounts payable – related parties	12,365	1,950
Accrued interest payable – related parties	55,463	53,507
Accrued interest payable	25,060	22,686
Current portion of long-term debt – related party	-	2,943
Notes payable – related parties	126,627	130,127
Notes payable	161,100	136,100

Total current liabilities	606,297	420,333

Long-term debt:
Note payable	148,100	145,139

Total long-term debt	148,100	145,139

Total liabilities	754,397	565,472

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 22,200,000 shares issued and outstanding	22,200	22,200
Additional paid-in capital	147,800	147,800
Retained earnings	208,082	289,399

Total stockholders' equity	378,082	459,399

Total liabilities and stockholders' equity	$1,132,479	$1,024,871

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Revenues:
Sales	$168,672	$302,176
Sales to related parties	3,620	14,589

Total revenues	172,292	316,765

Cost of revenues:
Cost of sales	122,461	214,843
Cost of related party sales	2,628	10,373

Total cost of revenues	125,089	225,216

Gross profit	47,203	91,549

Operating costs and expenses:
Selling, general and administrative	118,056	109,878
Depreciation and amortization	4,456	4,538

Total operating costs and expenses	122,512	114,416

Loss from operations	(75,309)	(22,867)

Other expense:
Interest expense – related parties	1,920	4,523
Interest expense	4,088	1,690

Total other expense	6,008	6,213

Loss before income taxes	(81,317)	(29,080)

Provision for income taxes	-	-

Net loss	$(81,317)	$(29,080)

Net loss per common share -
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding -
Basic and diluted	22,200,000	22,200,000

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(81,317)	$(29,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,456	4,538
(Increase) decrease in:
Accounts receivable	13,184	24,134
Accounts receivable – related parties	6,365	(7,659)
Inventories	(86,844)	(142,472)
Deposits	(43,715)	142,405
Prepaid expenses	(42)	10
Increase (decrease) in:
Accounts payable and accrued expenses	152,662	7,671
Accounts payable – related parties	10,415	450
Accrued interest payable – related parties	1,956	2,400
Accrued interest payable	2,374	1,814

Net cash provided by (used in) operating activities	(20,506)	4,211

Cash flows from investing activities	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from long-term note payable	5,300	22,000
Proceeds from notes payable	25,000	20,000
Repayment of notes payable – related parties	(3,500)	(9,000)
Repayment of long-term debt – related party	(2,943)	(11,147)
Repayment of long-term note payable	(2,339)	(8,855)

Net cash provided by financing activities	21,518	12,998

Net increase in cash	1,012	17,209

Cash, beginning of the period	9,251	60,808

Cash, end of the period	$10,263	$78,017

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of March 31, 2016 as well as the consolidated results of operations and cash flows for the three months ended March 31, 2016 and 2015 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2015.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.  We have not granted any stock options or warrants since inception of the Company.  Therefore, our basic earnings per share is the same as diluted earnings per share for the three months ended March 31, 2016 and 2015.

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	March 31, 2016	December 31, 2015

Trade accounts receivable – related parties	$-	$6,365
Employee advances	5,000	5,000

Total accounts receivable – related parties	5,000	11,365
Trade accounts receivable	14,381	27,565

	$19,381	$38,930

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015

Office equipment	$4,335	$4,335
Warehouse equipment	16,927	16,927
Website development	2,000	2,000
Molds	150,615	150,615

	173,877	173,877
Accumulated depreciation	(38,397)	(34,189)

	$135,480	$139,688

Intangible assets consist of the following:

	March 31, 2016	December 31, 2015

License – definite lived	$10,500	$10,500
License – indefinite lived	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(10,500)	(10,252)

	$62,820	$63,068

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	March 31, 2016	December 31, 2015

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	7,000	10,500

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$126,627	$130,127

Long-term debt – related party is comprised of the following:

	March 31, 2016	December 31, 2015

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$-	$2,943
Less current portion	-	(2,943)

Long-term portion	$-	$-

Interest expense on related party debt was $1,920 and $4,523 for the three months ended March 31, 2016 and 2015.  Accrued interest payable to related parties was $55,463 and $53,507 at March 31, 2016 and December 31, 2015, respectively.

NOTE 4 – NOTES PAYABLE

Short-term notes payable to non-related parties are unsecured and are comprised of the following:

	March 31, 2016	December 31, 2015

Note payable, due on demand, with interest at 8% per annum	$15,000	$15,000

Note payable, due on demand, with interest at 8% per annum	20,000	20,000

Note payable, due on demand, with interest at 8% per annum	5,000	5,000

Note payable, due on demand, with interest at 8% per annum	7,000	7,000

Note payable, due on demand, with interest at 6% per annum	15,000	15,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	4,000	4,000

Note payable, due on demand, with interest at 6% per annum	5,600	5,600

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	2,500	2,500

Note payable, due on demand, with interest at 6% per annum	9,000	9,000

Note payable, due on demand, with interest at 6% per annum	3,000	3,000

Note payable, due on demand, with interest at 6% per annum	20,000	-

Note payable, due on demand, with interest at 6% per annum	5,000	-

Total	$161,100	$136,100

At March 31, 2016 and December 31, 2015, we had a long-term note payable to a bank with a principal balance of $148,100 and $145,139, respectively.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (4.50% at March 31, 2016), requiring monthly interest payments only, and maturing on May 16, 2021.  The note payable has a maximum line of credit of $150,000, and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company's inventories, property and equipment, and intangible assets.

Accrued interest payable on notes payable was $25,060 and $22,686 at March 31, 20156 and December 31, 2015, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $37,950 for each of the three-month periods ended March, 31, 2016 and 2015.

Each of the two principal stockholders of the Company owns a company that is our customer.  Sales to these related parties totaled $3,620 and $14,589 for the three months ended March 31, 2016 and 2015, respectively, or approximately 2% and 5%, respectively.  Accounts receivable from these related parties totaled $0 and $6,365 at March 31, 2016 and December 31, 2015, respectively.

Accounts payable to these related parties totaled $12,365 and $1,950 at March 31, 2016 and December 31, 2015, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 6 – CAPITAL STOCK

The Company's preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at March 31, 2016 and December 31, 2015.

NOTE 7 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2016 and 2015, we had no non-cash financing and investing activities.

During the three months ended March 31, 2016 and 2015, we paid no amounts for income taxes.

During the three months ended March 31, 2016 and 2015, we paid cash for interest of $1,678 and $1,998, respectively.

NOTE 8 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 5, we had sales to one customer that accounted for approximately 18% and 10% of total sales for the three months ended March 31, 2016 and 2015, respectively.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2016 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued.  We have not identified any subsequent events that we believe require disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These statements reflect the Company's views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 in Part I, Item 1A under the caption "Risk Factors."  The words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at March 31, 2016 and December 31, 2015.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months ended March 31, 2016 and 2015.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ ("ASC") Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management's estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the three months ended March 31, 2016 and 2015.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the three months ended March 31, 2016 and 2015.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of March 31, 2016 and December 31, 2015, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders owns a company that may be a significant customer.  Our sales were comprised of the following:

	Three Months Ended March 31,
	2016	2015

Sales	$168,672	$302,176
Sales – related parties	3,620	14,589

Total sales	$172,292	$316,765

Sales to related parties totaled approximately 2% and 5% of total sales for the three months ended March 31, 2016 and 2015, respectively.

Our total sales decreased $144,473, or approximately 46%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  While we experienced an increase in sales in 2015 attributable to the successful introduction of our new WonderMix kitchen mixer, we believe sales for the first quarter of 2016 were negatively impacted by a continuing overall slow-down in the preparedness market and a prolonged slow economic recovery in the United States.  We believe sales of the Wondermix will also increase in 2016; however, there can be no assurance that we will be successful in these endeavors.

Cost of Sales

Total cost of sales for the three months ended March 31, 2016 was $125,089, compared to $225,216 for the three months ended March 31, 2015, a decrease of $100,127, or approximately 44%.  Our cost of sales consists of the purchase price of our products incurred to our suppliers plus inbound shipping costs.  We do not manufacture our own products.  Our costs to purchase products for resale remained relatively constant during the first three months of 2016.  Therefore, the decrease in our cost of sales during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributed to the decrease in sales volume.   Included in cost of sales were costs of related party sales of $2,628 and $10,373 for the three months ended March 31, 2016 and 2016, respectively.  Total cost of sales as a percentage of total sales was approximately 73% and 71% for the three months ended March 31, 2016 and 2015, respectively.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $118,056 for the three months ended March 31, 2016, compared to $109,878 for the three months ended March 31, 2015, an increase of $8,178, or approximately 7%.   The increase in selling, general and administrative expenses in the current year first quarter resulted primarily from higher levels of professional fees and advertising expenses.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the monthly fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees to related parties totaling $37,950 for each of the three-month periods ended March 31, 2016 and 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense remained fairly constant and was $4,456 and $4,538 for the three months ended March 31, 2016 and 2015, respectively.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $1,920 and $4,523 for the three months ended March 31, 2016 and 2015, respectively.  The decrease in interest expense to related parties in the current year is due to the repayment in full of the long-term debt to related parties and a partial payment of notes payable – related parties during the three months ended March 31, 2016.

Other expense also includes interest expense to non-related parties of $4,088 and $1,690 for the three months ended March 31, 2016 and 2015, respectively.  The increase in interest expense to non-related parties in the first quarter of 2016 is primarily due to additional notes payable to non-related parties in 2015 and 2016.
Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of $934,179, including cash of $10,263, and current liabilities of $606,297, resulting in working capital of $327,882.  Our current assets and working capital included inventories of $795,737 and deposits of $108,400.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.

In addition, as of March 31, 2016, we had total stockholders' equity of $378,082.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, a long-term note payable from a bank, and from the issuance of our common stock.

For the three months ended March 31, 2016, net cash used in operating activities was $20,506, as a result of our net loss of $81,317 and increases in inventories of $86,844, deposits of $43,715 and prepaid expenses of $42, partially offset by non-cash expenses of $4,456, decreases in accounts receivable of $13,184, and accounts receivable – related parties of $6,365, and increases in accounts payable and accrued expenses of $152,662, accounts payable – related parties of $10,415, accrued interest payable – related parties of $1,956 and accrued interest payable of $2,374.

By comparison, for the three months ended March 31, 2015, net cash provided by operating activities was $4,211, as a result of our net loss of $29,080 and increases in accounts receivable – related parties of $7,659 and inventories of $142,472, offset by non-cash expenses of $4,538, decreases in accounts receivable of $24,134, deposits of $142,405 and prepaid expenses of $10, and increases in accounts payable and accrued expenses of $7,671, accounts payable – related parties of $450, accrued interest payable – related parties of $2,400 and accrued interest payable of $1,814.

We had no net cash provided by or used in investing activities for the three months ended March 31, 2016 and 2015.

For the three months ended March 31, 2016, net cash provided by financing activities was $21,518, comprised of proceeds from long-term note payable of $5,300 and proceeds from notes payable of $25,000, partially offset by repayment of notes payable – related parties of $3,500, repayment of long-term debt – related party of $2,943 and repayment of long-term note payable of $2,339.

For the three months ended March 31, 2015, net cash provided by financing activities was $12,998, comprised of proceeds from long-term note payable of $22,000 and proceeds from notes payable of $20,000, partially offset by repayment of notes payable – related parties of $9,000, repayment of long-term debt – related party of $11,147 and repayment of long-term note payable of $8,855.

At March 31, 2016, we had short-term notes payable – related parties totaling $126,627, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 8% per annum and are generally due on demand.  In addition, at March 31, 2016, we had short-term notes payable to non-related parties totaling $161,100, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At December 31, 2015, our long-term debt – related party was comprised of the remaining principal balance of $2,943 of a note payable to a principal stockholder.  The note was paid in full in February 2016.

At March 31, 2016, we had a long-term note payable to a bank with a principal balance of $148,100.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (4.5% at March 31, 2016), requiring monthly interest payments only and maturing on May 16, 2021.  For the past several months, we have made monthly payments of principal and interest in varying amounts.  The note payable has a maximum line of credit of $150,000 and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company's inventories, property and equipment, and intangible assets.

Accrued interest payable – related parties was $55,463 and $53,507 at March 31, 2016 and December 31, 2015, respectively.  Accrued interest payable to non-related parties was $25,060 and $22,686 at March 31, 2016 and December 31, 2015, respectively.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2016 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of  March 31, 2016, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of March 31, 2016 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company's 2015 annual report on Form 10-K filed with the SEC on March 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016 we had no unregistered sales of equity securities.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Promissory Note dated March 4, 2016*

10.2	Promissory Note dated March 24, 2016*

31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema*

101 CAL	XBRL Taxonomy Extension Calculation Linkbase*

101 DEF	XBRL Taxonomy Extension Definition Linkbase*

101 LAB	XBRL Taxonomy Extension Label Linkbase*

101 PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1) Incorporated by reference from Exhibit Numbers 3.1 and 3.2 of the Company's registration statement on Form 10 filed with the SEC on May 14, 2010.

* Exhibits filed with this report.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: May 20, 2016	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)