Form 10-Q
period 2016-06-30
GROTE MOLEN INC
filed 2016-08-15
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, there were 22,200,000 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC. AND SUBSIDIARY
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$13,552	$9,251
Accounts receivable	25,670	27,565
Accounts receivable – related parties	5,035	11,365
Inventories	864,581	708,893
Deposits	100,400	64,685
Prepaid expenses	403	356

Total current assets	1,009,641	822,115
Property and equipment, net	131,272	139,688
Intangible assets, net	62,820	63,068

Total assets	$1,203,733	$1,024,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$89,904	$73,020
Accounts payable – related parties	3,897	1,950
Accrued interest payable – related parties	61,888	53,507
Accrued interest payable	28,085	22,686
Current portion of long-term debt – related party	-	2,943
Notes payable – related parties	364,399	130,127
Notes payable	167,600	136,100

Total current liabilities	715,773	420,333

Long-term debt:
Note payable	145,928	145,139

Total long-term debt	145,928	145,139

Total liabilities	861,701	565,472

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 22,200,000 shares issued and outstanding	22,200	22,200
Additional paid-in capital	147,800	147,800
Retained earnings	172,032	289,399

Total stockholders' equity	342,032	459,399

Total liabilities and stockholders' equity	$1,203,733	$1,024,871

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Sales	$289,383	$280,018	$458,055	$582,194
Sales to related parties	12,960	11,456	16,580	26,045

Total revenues	302,343	291,474	474,635	608,239

Cost of revenues:
Cost of sales	203,610	197,785	326,071	412,633
Cost of related party sales	9,175	8,092	11,803	18,460

Total cost of revenues	212,785	205,877	337,874	431,093

Gross profit	89,558	85,597	136,761	177,146

Operating costs and expenses:
Selling, general and administrative	110,383	112,552	228,439	222,430
Depreciation and amortization	4,208	4,536	8,664	9,074

Total operating costs and expenses	114,591	117,088	237,103	231,504

Loss from operations	(25,033)	(31,491)	(100,342)	(54,358)
Other expense:
Interest expense – related parties	6,612	5,474	8,532	9,997
Interest expense	4,405	1,990	8,493	3,680

Total other expense	11,017	7,464	17,025	13,677

Loss before income taxes	(36,050)	(38,955)	(117,367)	(68,035)

Income tax (provision) benefit	-	(34)	-	(34)

Net loss	$(36,050)	$(38,989)	$(117,367)	$(68,069)

Net loss per common share -
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding -
Basic and diluted	22,200,000	22,200,000	22,200,000	22,200,000

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(117,367)	$(68,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,664	9,074
(Increase) decrease in:
Accounts receivable	1,895	(9,050)
Accounts receivable – related parties	6,330	32,008
Inventories	(155,688)	(187,084)
Deposits	(35,715)	152,405
Prepaid expenses	(47)	4
Increase (decrease) in:
Accounts payable and accrued expenses	16,884	22,781
Accounts payable – related parties	1,947	900
Accrued interest payable – related parties	8,381	4,579
Accrued interest payable	5,399	4,391
Net cash used in operating activities	(259,317)	(38,061)

Cash flows from investing activities	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from long-term note payable	5,300	22,000
Proceeds from notes payable – related parties	300,000	-
Proceeds from notes payable	31,500	30,000
Repayment of notes payable – related parties	(65,728)	(15,500)
Repayment of long-term debt – related party	(2,943)	(22,490)
Repayment of long-term note payable	(4,511)	(14,559)

Net cash provided by (used in) financing activities	263,618	(549)

Net increase (decrease) in cash	4,301	(38,610)

Cash, beginning of the period	9,251	60,808
Cash, end of the period	$13,552	$22,198

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2016 and for the three months and six months ended June 30, 2016 and 2015 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of June 30, 2016 as well as the consolidated results of operations for the three months and six months ended June 30, 2016 and cash flows for the six months ended June 30, 2016 and 2015 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2015.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.  We have not granted any stock options or warrants since inception of the Company.  Therefore, our basic earnings per share is the same as diluted earnings per share for the three months and six months ended June 30, 2016 and 2015.

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	June 30, 2016	December 31, 2015

Trade accounts receivable – related parties	$35	$6,365
Employee advances	5,000	5,000

Total accounts receivable – related parties	5,035	11,365
Trade accounts receivable	25,670	27,565

	$30,705	$38,930

Property and equipment consist of the following:

	June 30, 2016	December 31, 2015

Office equipment	$4,335	$4,335
Warehouse equipment	16,927	16,927
Website development	2,000	2,000
Molds	150,615	150,615

	173,877	173,877
Accumulated depreciation	(42,605)	(34,189)

	$131,272	$139,688

Intangible assets consist of the following:

	June 30, 2016	December 31, 2015

License – definite lived	$10,500	$10,500
License – indefinite lived	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(10,500)	(10,252)

	$62,820	$63,068

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	June 30, 2016	December 31, 2015

Note payable to a stockholder, due on demand, with interest at 6% per annum	$30,000	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	15,000	15,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	2,000	10,500

Note payable to a stockholder, due May 1, 2017, with interest at 18% per annum, payable in 12 monthly payments of $27,504	242,772

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$364,399	$130,127

Long-term debt – related party is comprised of the following:

	June 30, 2016	December 31, 2015

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$-	$2,943
Less current portion	-	(2,943)

Long-term portion	$-	$-

Interest expense on related party debt was $6,612 and $5,474 for the three months ended June 30, 2016 and 2015 and $8,532 and $9,997 for the six months ended June 30, 2016 and 2015, respectively.  Accrued interest payable to related parties was $61,888 and $53,507 at June 30, 2016 and December 31, 2015, respectively.

NOTE 4 – NOTES PAYABLE

Short-term notes payable to non-related parties are unsecured and are comprised of the following:

	June 30, 2016	December 31, 2015

Note payable, due on demand, with interest at 8% per annum	$15,000	$15,000

Note payable, due on demand, with interest at 8% per annum	20,000	20,000

Note payable, due on demand, with interest at 8% per annum	5,000	5,000

Note payable, due on demand, with interest at 8% per annum	7,000	7,000

Note payable, due on demand, with interest at 6% per annum	15,000	15,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	4,000	4,000

Note payable, due on demand, with interest at 6% per annum	5,600	5,600

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	2,500	2,500

Note payable, due on demand, with interest at 6% per annum	9,000	9,000

Note payable, due on demand, with interest at 6% per annum	3,000	3,000

Note payable, due on demand, with interest at 6% per annum	20,000	-

Note payable, due on demand, with interest at 6% per annum	5,000	-

Note payable, due on demand, with interest at 6% per annum	6,500	-

Total	$167,600	$136,100

At June 30, 2016 and December 31, 2015, we had a long-term note payable to a bank with a principal balance of $145,928 and $145,139, respectively.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (4.50% at June 30, 2016), requiring monthly interest payments only, and maturing on May 16, 2021.  The note payable has a maximum line of credit of $150,000, and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company's inventories, property and equipment, and intangible assets.

Accrued interest payable on notes payable was $28,085 and $22,686 at June 30, 2016 and December 31, 2015, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $37,950 for each of the three-month periods ended June 30, 2016 and 2015 and $75,900 for each of the six-month periods ended June 30, 2016 and 2015.

Each of the two principal stockholders of the Company owns a company that is our customer.  Sales to these related parties totaled $12,960 and $11,456 for the three months ended June 30, 2016 and 2015, respectively, or approximately 4% and 4%, respectively.  Sales to these related parties totaled $16,580 and $26,045 for the six months ended June 30, 2016 and 2015, respectively, or approximately 3% and 4%, respectively.  Accounts receivable from these related parties totaled $35 and $6,365 at June 30, 2016 and December 31, 2015, respectively.

Accounts payable to these related parties totaled $3,897 and $1,950 at June 30, 2016 and December 31, 2015, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 6 – CAPITAL STOCK

The Company's preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at June 30, 2016 and December 31, 2015.

NOTE 7 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2016 and 2015, we had no non-cash financing and investing activities.

During the six months ended June 30, 2016 and 2015, we paid cash for income taxes of $0 and $34, respectively.

During the six months ended June, 2016 and 2015, we paid cash for interest of $3,006 and $4,707, respectively.

NOTE 8 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 5, we had sales to one customer that accounted for approximately 12% and 9% of total sales for the six months ended June 30, 2016 and 2015, respectively.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2016 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued and have identified the following subsequent events that we believe require disclosure.

On July 15, 2016, we received proceeds of $50,000 from an unsecured promissory note payable to an unrelated party.  The note is payable on demand and bears interest at an annual rate of 6%.  The proceeds from the note were primarily used to retire other notes payable and related accrued interest payable.

On August 9, 2016, we received proceeds of $10,000 from an unsecured promissory note payable to an unrelated party.  The note is payable on demand and bears interest at an annual rate of 6%.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at June 30, 2016 and December 31, 2015.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and six months ended June 30, 2016 and 2015.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the three months and six months ended June 30, 2016 and 2015.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of June 30, 2016 and December 31, 2015, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders owns a company that may be a significant customer.  Our sales were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$289,383	$280,018	$458,055	$582,194
Sales – related parties	12,960	11,456	16,580	26,045

Total sales	$302,343	$291,474	$474,635	$608,239

Sales to related parties totaled approximately 4% and 4% of total sales for the three months ended June 30, 2016 and 2015, and approximately 3% and 4% of total sales for the six months ended June 30, 2016 and 2015, respectively.

Our total sales increased $10,869, or approximately 4%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  On a year-to-date basis, however, our total sales decreased $133,604, or approximately 22%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.   While we experienced an increase in sales in 2015 attributable to the successful introduction of our new WonderMix kitchen mixer, we believe year-to-date sales in 2016 were negatively impacted by a continuing overall slow-down in the preparedness market and a prolonged slow economic recovery in the United States.  We believe sales of the Wondermix will also increase in 2016; however, there can be no assurance that we will be successful in these endeavors.

Cost of Sales

Total cost of sales for the three months ended June 30, 2016 was $212,785, compared to $205,877 for the three months ended June 30, 2015, an increase of $6,908, or approximately 3%.  On a year-to-date basis, total cost of sales for the six months ended June 30, 2016 was $337,874, compared to $431,093 for the six months ended June 30, 2015, a decrease of $93,219, or approximately 22%. Our cost of sales consists of the purchase price of our products incurred to our suppliers plus inbound shipping costs.  We do not manufacture our own products.  Our costs to purchase products for resale remained relatively constant during the first six months of 2016.  Therefore, the increase in our cost of sales during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily attributed to the increase in sales volume, and the decrease in our cost of sales during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributed to the decrease in sales volume. Included in cost of sales were costs of related party sales of $9,175 and $8,092 for the three months ended June 30, 2016 and 2015, and $11,803 and $18,460 for the six months ended June 30, 2016 and 2015, respectively.  Total cost of sales as a percentage of total sales was approximately 70% and 71% for the three months ended June 30, 2016 and 2015, and approximately 71% and 71% for the six months ended June 30, 2016 and 2015, respectively.

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

Selling, General and Administrative Expenses

Selling general and administrative expenses remained relatively constant in 2016 compared to 2015.  Our selling, general and administrative expenses were $110,383 for the three months ended June 30, 2016, compared to $112,552 for the three months ended June 30, 2015, a decrease of $2,169, or approximately 2%.  Our selling, general and administrative expenses were $228,439 for the six months ended June 30, 2016, compared to $222,430 for the six months ended June 30, 2015, an increase of $6,009, or approximately 3%.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the monthly fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees to related parties totaling $37,950 for each of the three-month periods ended June 30, 2016 and 2015 and $75,900 for each of the six-month periods ended June 30, 2016 and 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense remained fairly constant and was $4,208 and $4,536 for the three months ended June 30, 2016 and 2015, and $8,664 and $9,074 for the six months ended June 30, 2016 and 2015, respectively.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $6,612 and $5,474 for the three months ended June 30, 2016 and 2015, and $8,532 and $9,997 for the six months ended June 30, 2016 and 2015, respectively.  The increase in interest expense in the quarter ended June 30, 2016 was attributed to a new 18%, $300,000 promissory note from a related party in April 2016.  The decrease in interest expense to related parties on a year-to-date basis in the current year is due to the repayment in full of the long-term debt to related parties and a partial payment of notes payable – related parties during the six months ended June 30, 2016, partially offset by additional interest attributed to the $300,000 promissory note in April 2016.

Other expense also includes interest expense to non-related parties of $4,405 and $1,990 for the three months ended June 30, 2016 and 2015 and $8,493 and $3,680 for the six months ended June 30, 2016 and 2015, respectively.  The increase in interest expense to non-related parties in 2016 is primarily due to additional notes payable to non-related parties in 2015 and 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $1,009,641, including cash of $13,552, and current liabilities of $715,773, resulting in working capital of $293,868.  Our current assets and working capital included inventories of $864,581 and deposits of $100,400.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.

In addition, as of June 30, 2016, we had total stockholders' equity of $342,032.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, a long-term note payable from a bank, and from the issuance of our common stock.  In April 2016, we borrowed $300,000 from a principal stockholder.

For the six months ended June 30, 2016, net cash used in operating activities was $259,317, as a result of our net loss of $117,367 and increases in inventories of $155,688, deposits of $35,715 and prepaid expenses of $47, partially offset by non-cash expenses of $8,664, decreases in accounts receivable of $1,895 and accounts receivable – related parties of $6,330, and increases in accounts payable and accrued expenses of $16,884, accounts payable – related parties of $1,947, accrued interest payable – related parties of $8,381 and accrued interest payable of $5,399.

By comparison, for the six months ended June 30, 2015, net cash used in operating activities was $38,061, as a result of our net loss of $68,069 and increases in accounts receivable of $9,050 and inventories of $187,084, offset by non-cash expenses of $9,074, decreases in accounts receivable – related parties of $32,008, deposits of $152,405 and prepaid expenses of $4, and increases in accounts payable and accrued expenses of $22,781, accounts payable – related parties of $900, accrued interest payable – related parties of $4,579 and accrued interest payable of $4,391.

We had no net cash provided by or used in investing activities for the six months ended June 30, 2016 and 2015.

For the six months ended June 30, 2016, net cash provided by financing activities was $263,618, comprised of proceeds from long-term note payable of $5,300, proceeds from notes payable – related parties of $300,000 and proceeds from notes payable of $31,500, partially offset by repayment of notes payable – related parties of $65,728, repayment of long-term debt – related party of $2,943 and repayment of long-term note payable of $4,511.

For the six months ended June 30, 2015, net cash used in financing activities was $549, comprised of proceeds from long-term note payable of $22,000 and proceeds from notes payable of $30,000, offset by repayment of notes payable – related parties of $15,500, repayment of long-term debt – related party of $22,490 and repayment of long-term note payable of $14,559.

At June 30, 2016, we had short-term notes payable – related parties totaling $364,399, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 18% per annum and are generally due on demand.  In April 2016, we borrowed $300,000 from a principal stockholder.  The note bears interest at 18% and is payable in 12 monthly payments of $27,504 through May 2017.  The note had a balance of $242,772 as of June 30, 2016.

In addition, at June 30, 2016, we had short-term notes payable to non-related parties totaling $167,600, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At December 31, 2015, our long-term debt – related party was comprised of the remaining principal balance of $2,943 of a note payable to a principal stockholder.  The note was paid in full in February 2016.

At June 30, 2016, we had a long-term note payable to a bank with a principal balance of $145,928.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (4.5% at June 30, 2016), requiring monthly interest payments only and maturing on May 16, 2021.  For the past several months, we have made monthly payments of principal and interest in varying amounts.  The note payable has a maximum line of credit of $150,000 and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company's inventories, property and equipment, and intangible assets.

Accrued interest payable – related parties was $61,888 and $53,507 at June 30, 2016 and December 31, 2015, respectively.  Accrued interest payable to non-related parties was $28,085 and $22,686 at June 30, 2016 and December 31, 2015, respectively.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended June 30, 2016 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of June 30, 2016, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of June 30, 2016 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company's 2015 annual report on Form 10-K filed with the SEC on March 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016 we had no unregistered sales of equity securities.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Promissory Note dated April 16, 2016*

10.2	Promissory Note dated May 5, 2016*

31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema*

101 CAL	XBRL Taxonomy Extension Calculation Linkbase*

101 DEF	XBRL Taxonomy Extension Definition Linkbase*

101 LAB	XBRL Taxonomy Extension Label Linkbase*

101 PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1) Incorporated by reference from Exhibit Numbers 3.1 and 3.2 of the Company's registration statement on Form 10 filed with the SEC on May 14, 2010.
* Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: August 15, 2016	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)