Form 10-Q
period 2016-09-30
GROTE MOLEN INC
filed 2016-11-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 23,946,000 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

GROTE MOLEN, INC. AND SUBSIDIARY
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$54,687	$9,251
Accounts receivable	25,015	27,565
Accounts receivable – related parties	18,787	11,365
Inventories	950,117	708,893
Deposits	20,000	64,685
Prepaid expenses	402	356
Total current assets	1,069,008	822,115
Property and equipment, net	127,064	139,688
Intangible assets, net	62,820	63,068

Total assets	$1,258,892	$1,024,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$222,400	$73,020
Accounts payable – related parties	14,155	1,950
Accrued interest payable – related parties	38,584	53,507
Accrued interest payable	17,337	22,686
Current portion of long-term debt – related party	-	2,943
Notes payable – related parties	234,887	130,127
Notes payable	118,000	136,100
Total current liabilities	645,363	420,333

Long-term debt:
Note payable	144,436	145,139
Total long-term debt	144,436	145,139

Total liabilities	789,799	565,472

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 23,891,000 shares issued and outstanding	23,891	22,200
Additional paid-in capital	365,645	147,800
Retained earnings	79,557	289,399
Total stockholders' equity	469,093	459,399

Total liabilities and stockholders' equity	$1,258,892	$1,024,871

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Sales	$223,369	$382,021	$681,424	$964,214
Sales to related parties	17,330	34,615	33,910	60,661

Total revenues	240,699	416,636	715,334	1,024,875

Cost of revenues:
Cost of sales	186,121	292,887	512,192	706,097
Cost of related party sales	13,685	26,539	25,488	44,422

Total cost of revenues	199,806	319,426	537,680	750,519

Gross profit	40,893	97,210	177,654	274,356

Operating costs and expenses:
Selling, general and administrative	118,994	108,579	347,433	331,009
Depreciation and amortization	4,208	4,471	12,872	13,545

Total operating costs and expenses	123,202	113,050	360,305	344,554

Loss from operations	(82,309)	(15,840)	(182,651)	(70,198)

Other expense:
Interest expense – related parties	5,915	4,776	14,447	8,456
Interest expense	4,219	2,819	12,712	12,816

Total other expense	10,134	7,595	27,159	21,272

Loss before income taxes	(92,443)	(23,435)	(209,810)	(91,470)

Income tax (provision) benefit	(32)	29,419	(32)	29,385

Net income (loss)	$(92,475)	$5,984	$(209,842)	$(62,085)

Net loss per common share -
Basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average shares outstanding -
Basic and diluted	22,405,977	22,200,000	22,269,158	22,200,000

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(209,842)	$(62,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,872	13,545
Fees added to long-term note principal	156	-
(Increase) decrease in:
Accounts receivable	2,550	14,217
Accounts receivable – related parties	(7,422)	(13,077)
Inventories	(241,224)	(140,112)
Deposits	44,685	109,865
Prepaid expenses	(46)	6,487
Increase (decrease) in:
Accounts payable and accrued expenses	149,380	9,066
Accounts payable – related parties	12,205	1,350
Accrued interest payable – related parties	(14,923)	6,644
Accrued interest payable	(4,913)	7,410

Net cash used in operating activities	(256,522)	(46,690)

Cash flows from investing activities	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from long-term note payable	5,300	28,700
Proceeds from notes payable – related parties	300,000	-
Proceeds from notes payable	91,500	41,500
Proceeds from sale of Units	169,100	-
Repayment of notes payable – related parties	(195,240)	(18,500)
Repayment of notes payable	(59,600)	-
Repayment of long-term debt – related party	(2,943)	(34,031)
Repayment of long-term note payable	(6,159)	(17,374)

Net cash provided by financing activities	301,958	295

Net increase (decrease) in cash	45,436	(46,395)

Cash, beginning of the period	9,251	60,808

Cash, end of the period	$54,687	$14,413

See notes to condensed consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNICANT ACCOUNTING POLICIES

Organization

Grote Molen, Inc. ("Grote Molen") was incorporated under the laws of the State of Nevada on March 15, 2004.  BrownWick, LLC ("BrownWick"), a wholly owned subsidiary, was formed in the State of Idaho on June 5, 2005.  The principal business of Grote Molen and BrownWick is to distribute grain mills, kitchen mixers and related accessories for home use.

Grote Merger Co. ("Merger Corp."), a wholly owned subsidiary, was formed in the State of Delaware on August 23, 2016 to facilitate a proposed plan of reorganization and merger – See Note 7.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Grote Molen, BrownWick and Merger Corp. (collectively the "Company").  All significant inter-company balances and transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2016 and for the three months and nine months ended September 30, 2016 and 2015 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of September 30, 2016 as well as the consolidated results of operations for the three months and nine months ended September 30, 2016 and cash flows for the nine months ended September 30, 2016 and 2015 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2015.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.  Therefore, our basic earnings per share is the same as diluted earnings per share for the three months and nine months ended September 30, 2016 and 2015.

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

NOTE 2 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following:

	September 30, 2016	December 31, 2015

Trade accounts receivable – related parties	$13,787	$6,365
Employee advances	5,000	5,000

Total accounts receivable – related parties	18,787	11,365
Trade accounts receivable	25,015	27,565

	$43,802	$38,930

Property and equipment consist of the following:

	September 30, 2016	December 31, 2015

Office equipment	$4,335	$4,335
Warehouse equipment	16,927	16,927
Website development	2,000	2,000
Molds	150,615	150,615

	173,877	173,877
Accumulated depreciation	(46,813)	(34,189)

	$127,064	$139,688

Intangible assets consist of the following:

	September 30, 2016	December 31, 2015

License – definite lived	$10,500	$10,500
License – indefinite lived	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(10,500)	(10,252)

	$62,820	$63,068

NOTE 3 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following:

	September 30, 2016	December 31, 2015

Note payable to a stockholder, due on demand, with interest at 6% per annum	$-	$30,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	3,500	3,500

Note payable to a stockholder, due on demand, with interest at 6% per annum	38,000	38,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	10,000	10,000

Note payable to a stockholder, due on demand, with interest at 6% per annum	5,000	5,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	9,000	9,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	-	15,000

Note payable to a stockholder, due on demand, with interest at 8% per annum	-	10,500

Note payable to a stockholder, due May 1, 2017, with interest at 18% per annum, payable in 12 monthly payments of $27,504	160,260	-

Non-interest bearing advances from stockholders, with no formal repayment terms	9,127	9,127

Total	$234,887	$130,127

Long-term debt – related party is comprised of the following:

	September 30, 2016	December 31, 2015

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$-	$2,943
Less current portion	-	(2,943)

Long-term portion	$-	$-

Interest expense on related party debt was $5,915 and $4,776 for the three months ended September 30, 2016 and 2015 and $14,447 and $8,456 for the nine months ended September 30, 2016 and 2015, respectively.  Accrued interest payable to related parties was $38,584 and $53,507 at September 30, 2016 and December 31, 2015, respectively.

NOTE 4 – NOTES PAYABLE

Short-term notes payable to non-related parties are unsecured and are comprised of the following:

	September 30, 2016	December 31, 2015

Note payable, due on demand, with interest at 8% per annum	$-	$15,000

Note payable, due on demand, with interest at 8% per annum	-	20,000

Note payable, due on demand, with interest at 8% per annum	-	5,000

Note payable, due on demand, with interest at 8% per annum	7,000	7,000

Note payable, due on demand, with interest at 6% per annum	15,000	15,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	-	4,000

Note payable, due on demand, with interest at 6% per annum	-	5,600

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	-	10,000

Note payable, due on demand, with interest at 6% per annum	10,000	10,000

Note payable, due on demand, with interest at 6% per annum	2,500	2,500

Note payable, due on demand, with interest at 6% per annum	9,000	9,000

Note payable, due on demand, with interest at 6% per annum	3,000	3,000

Note payable, due on demand, with interest at 6% per annum	20,000	-

Note payable, due on demand, with interest at 6% per annum	5,000	-

Note payable, due on demand, with interest at 6% per annum	6,500	-

Note payable, due on demand, with interest at 6% per annum	10,000	-

Total	$118,000	$136,100

At September 30, 2016 and December 31, 2015, we had a long-term note payable to a bank with a principal balance of $144,436 and $145,139, respectively.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (4.50% at September 30, 2016), requiring monthly interest payments only, and maturing on May 16, 2021.  The note payable has a maximum line of credit of $150,000, and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company's inventories, property and equipment, and intangible assets.

Accrued interest payable on notes payable was $17,337 and $22,686 at September 30, 2016 and December 31, 2015, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees totaling $37,950 for each of the three-month periods ended September 30, 2016 and 2015 and $113,850 for each of the nine-month periods ended September 30, 2016 and 2015.

Each of the two principal stockholders of the Company owns a company that is our customer.  Sales to these related parties totaled $17,330 and $34,615 for the three months ended September 30, 2016 and 2015, respectively, or approximately 7% and 8% of total sales, respectively.  Sales to these related parties totaled $33,910 and $60,661 for the nine months ended September 30, 2016 and 2015, respectively, or approximately 5% and 6% of total sales, respectively.  Accounts receivable from these related parties totaled $18,787 and $11,365 at September 30, 2016 and December 31, 2015, respectively.

Accounts payable to these related parties totaled $14,155 and $1,950 at September 30, 2016 and December 31, 2015, respectively.

See Note 3 for discussion of related party debt and interest expense.

NOTE 6 – CAPITAL STOCK

The Company's preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No shares of preferred stock were issued and outstanding at September 30, 2016 and December 31, 2015.

In connection with the Agreement and Plan of Reorganization discussed in Note 7, it is anticipated that the Board of Directors of Grote Molen will designate 5,000,000 shares of its authorized and unissued shares of preferred stock as Series A Preferred Stock.

During the three months ended September 30, 2016, Grote Molen sold 1,691,000 Units, each consisting of one share of common stock and one five-year common stock purchase warrant exercisable at $0.70 per share, in a private offering to accredited investors, at an offering price of $0.10 per Unit, for total proceeds of $169,100.

The Company estimated the grant date value of the five-year common stock purchase warrants included in the Units sold in the private placement at $0.01 per warrant, or a total of $16,910, using the Black-Scholes option pricing model, which value was recorded to additional paid-in capital.  The remaining $152,190 of the proceeds from the sale of the Units was allocated to the common stock included in the Units sold.

On September 7, 2016, Grote Molen issued warrants to purchase 5,000,000 shares of its common stock to an accredited investor in consideration for the conversion/cancellation of its $50,000 promissory note plus $436 of accrued interest payable to such investor.  The warrants are exercisable at $0.70 per share during the five-year period commencing September 1, 2018 and grant the holder "piggy back" registration rights.

The Company estimated the grant date value of the five-year common stock purchase warrants issued in consideration for the conversion/cancellation of the debt at $0.01 per warrant, or a total of $50,436, using the Black-Scholes option pricing model, which value was recorded to additional paid-in capital.

The significant assumptions used in the Black Scholes valuation of the warrants are as follows:

Stock price on the valuation date	$0.09
Warrant exercise price	$0.70
Dividend yield	0.00%
Years to maturity	5.0
Risk free rate	1.12%
Expected volatility	63.85%

NOTE 7 – AGREEMENT AND PLAN OF REORGANIZATION

On September 6, 2016, Grote Molen, Merger Corp. and Blackridge Technology Holdings, Inc., ("Blackridge"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), which generally provides for Grote Molen's acquisition of Blackridge in a reorganization in exchange for a controlling number of shares of Grote Molen's preferred and common stock pursuant to the merger of Merger Corp. with and into Blackridge, with Blackridge continuting as the surviving corporation.

The Reorganization Agreement provides that the closing of the transactions contemplated thereby is subject to several significant conditions precedent.  There can be no assurance that such conditions will be satisfied or waived or that the reorganization will be completed.

When and if completed, the transactions contemplated by the Reorganization Agreement will result in a change of control of Grote Molen and, following the consummation thereof, the Blackridge stockholders will be able to elect the directors and control the policies and practices of the Grote Molen.  It is anticipated that the transaction will be accounted for as a reverse acquisition for accounting purposes.

NOTE 8 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2016  we had the following non-cash financing and investing activities:

We decreased notes payable by $50,000, decreased accrued interest payable by $436 and increased additional paid-in capital by $50,436 for the conversion of debt to common stock warrants.

During the nine months ended September 30, 2015, we had no non-cash financing and investing activities.

During the nine months ended September 30, 2016 and 2015, we paid cash for income taxes of $32 and $34, respectively.

During the nine months ended September 30, 2016 and 2015, we paid cash for interest of $46,756 and $4,707, respectively.

NOTE 9 – SIGNIFICANT CUSTOMERS

In addition to the sales to related parties discussed in Note 5, we had sales to one customer that accounted for approximately 11% and 9% of total sales for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the nine months ended September 30, 2016 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued and have identified the following subsequent events that we believe require disclosure:

During October 2016, we sold an additional 55,000 Units to accredited investors in a private placement offering at an offering price of $0.10 per Unit for total proceeds of $5,500.

As previously disclosed, 0n September 6, 2016, Grote Molen, Merger Corp. and Blackridge entered into a Reorganization Agreement, which generally provides for Grote Molen's acquisition of Blackridge in a reorganization in exchange for a controlling number of shares of Grote Molen's preferred and common stock pursuant to the merger of Merger Corp. with and into Blackridge, with Blackridge continuting as the surviving corporation.

The Reorganization Agreement provides that the closing of the transactions contemplated thereby is subject to several significant conditions precedent.  As of the date of filing this report, we had not closed the Reorganization Agreement.  There can be no assurance that such conditions will be satisfied or waived or that the reorganization will be completed.

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

Proposed Reorganization

As previously reported in the current report on Form 8-K filed with the SEC on September 7, 2016, and as discussed in Note 7 to the Condensed Consolidated Financial Statements, on September 6, 2016, Grote Molen and a newly-formed, wholly-owned subsidiary, Grote Merger Co. ("Merger Corp."), and Blackridge Technology Holdings, Inc., a Delaware corporation ("Blackridge"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), which generally provides for Grote Molen's acquisition of Blackridge in exchange for a controlling number of shares of Grote Molen's preferred and common stock pursuant to the merger (the "Merger") of Merger Corp. with and into Blackridge, with Blackridge continuing as the surviving corporation.

The Reorganization Agreement provides that the closing of the transactions contemplated thereby is subject to several significant conditions precedent.  There can be no assurance that such conditions will be satisfied or waived or that the reorganization will be completed.

When and if completed, the transactions contemplated by the Reorganization Agreement will result in a change of control of Grote Molen and, following the consummation thereof, the Blackridge stockholders will be able to elect the directors and control the policies and practices of the Grote Molen.  It is anticipated that the transaction will be accounted for as a reverse acquisition for accounting purposes.

The foregoing summary of selected provisions of the Reorganization Agreement does not purport to be complete and is qualified in its entirety by reference to the Reorganization Agreement, a copy of which is filed as an exhibit to this report and incorporated herein by reference.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at September 30, 2016 and December 31, 2015.

Inventories

Inventories, consisting primarily of grain mills, kitchen mixers, parts and accessories, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method. We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.  We determined that no allowance for obsolete inventories was required at September 30, 2016 and December 31, 2015.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the three months and nine months ended September 30, 2016 and 2015.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the three months and nine months ended September 30, 2016 and 2015.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of September 30, 2016 and December 31, 2015, we had no accrued interest or penalties related to uncertain tax positions.

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

Estimated Value of Warrants

We estimate the grant date value of the common stock purchase warrants issued in Units sold and as consideration for the conversion/cancellation of debt using the Black-Scholes option pricing model.  The inputs used in this valuation are based on management's judgment and subject to significant market fluctuations.

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times, we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders owns a company that may be a significant customer.  Our sales were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales	$223,369	$382,021	$681,424	$964,214
Sales – related parties	17,330	34,615	33,910	60,661

Total sales	$240,699	$416,636	$715,334	$1,024,875

Sales to related parties totaled approximately 7% and 8% of total sales for the three months ended September 30, 2016 and 2015, and approximately 5% and 6% of total sales for the nine months ended September 30, 2016 and 2015, respectively.

Our total sales decreased $175,937, or approximately 42%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  Our total sales decreased $309,541, or approximately 30%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  While we experienced an increase in sales in 2015 attributable to the successful introduction of our new WonderMix kitchen mixer, we believe year-to-date sales in 2016 were negatively impacted by a continuing overall slow-down in the preparedness market and a prolonged slow economic recovery in the United States.

Cost of Sales

Total cost of sales for the three months ended September 30, 2016 was $199,806, compared to $319,426 for the three months ended September 30, 2015, a decrease of $119,620, or approximately 37%.  Total cost of sales for the nine months ended September 30, 2016 was $537,680, compared to $750,519 for the nine months ended September 30, 2015, a decrease of $212,839, or approximately 28%. Our cost of sales consists of the purchase price of our products incurred to our suppliers plus inbound shipping costs.  We do not manufacture our own products.  Our costs to purchase products for resale remained relatively constant during the first nine months of 2016.  Therefore, the decrease in our cost of sales during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily attributed to the decrease in sales volume.  Included in cost of sales were costs of related party sales of $13,685 and $26,539 for the three months ended September 30, 2016 and 2015, and $25,488 and $44,422 for the nine months ended September 30, 2016 and 2015, respectively.  Total cost of sales as a percentage of total sales was approximately 83% and 77% for the three months ended September 30, 2016 and 2015, and approximately 75% and 73% for the nine months ended September 30, 2016 and 2015, respectively.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $118,994 for the three months ended September 30, 2016, compared to $108,579 for the three months ended September 30, 2015, an increase of $10,415, or approximately 10%.  Our selling, general and administrative expenses were $347,433 for the nine months ended September 30, 2016, compared to $331,009 for the nine months ended September 30, 2015, an increase of $16,424, or approximately 5%.  The increase in selling, general and administrative expenses in the current year is primarily attributable to increases in professional fees incurred with the proposed reorganization and Unit offering and increases in advertising costs.

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the monthly fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Included in selling, general and administrative expenses were management fees to related parties totaling $37,950 for each of the three-month periods ended September 30, 2016 and 2015 and $113,850 for each of the nine-month periods ended September 30, 2016 and 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense remained fairly constant and was $4,208 and $4,471 for the three months ended September 30, 2016 and 2015, and $12,872 and $13,545 for the nine months ended September 30, 2016 and 2015, respectively.

Other Expense: Interest Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $5,915 and $4,776 for the three months ended September 30, 2016 and 2015, and $14,447 and $8,456 for the nine months ended September 30, 2016 and 2015, respectively.  The increase in interest expense in the current year was attributed primarily to a new 18%, $300,000 promissory note from a related party in April 2016, partially offset by a decrease resulting from the repayment in full of the long-term debt to related parties and a partial payment of notes payable – related parties.

Other expense also includes interest expense to non-related parties of $4,219 and $2,819 for the three months ended September 30, 2016 and 2015 and $12,712 and $12,816 for the nine months ended September 30, 2016 and 2015, respectively.  The increase in interest expense to non-related parties in the current year is primarily due to additional notes payable to non-related parties in 2015 and 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of $1,069,008, including cash of $54,687, and current liabilities of $645,363, resulting in working capital of $423,645.  Our current assets and working capital included inventories of $950,117 and deposits of $20,000.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.

In addition, as of September 30, 2016, we had total stockholders' equity of $469,093.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, a long-term note payable from a bank, and from the issuance of our common stock and warrants.

During the three months ended September 30, 2016, Grote Molen sold 1,691,000 Units, each consisting of one share of common stock and one five-year common stock purchase warrant exercisable at $0.70 per share, in a private offering to accredited investors, at an offering price of $0.10 per Unit, for total proceeds of $169,100.  During October 2016, Grote Molen sold an additional 55,000 Units for proceeds totaling $5,500.

For the nine months ended September 30, 2016, net cash used in operating activities was $256,522, as a result of our net loss of $209,842 and increases in accounts receivable – related parties of $7,422, inventories of $241,224, and prepaid expenses of $46, and decreases in accrued interest payable – related parties of $14,923 and accrued interest payable of $4,913, partially offset by non-cash expenses totaling $13,028, decreases in accounts receivable of $2,550 and deposits of $44,685, and increases in accounts payable and accrued expenses of $149,380 and accounts payable – related parties of $12,205.

By comparison, for the nine months ended September 30, 2015, net cash used in operating activities was $46,690, as a result of our net loss of $62,085 and increases in accounts receivable – related parties of $13,077 and inventories of $140,112, partially offset by non-cash expenses of $13,545, decreases in accounts receivable of $14,217, deposits of $109,865 and prepaid expenses of $6,487, and increases in accounts payable and accrued expenses of $9,066, accounts payable – related parties of $1,350, accrued interest payable – related parties of $6,644 and accrued interest payable of $7,410.

We had no net cash provided by or used in investing activities for the nine months ended September 30, 2016 and 2015.

For the nine months ended September 30, 2016, net cash provided by financing activities was $301,958, comprised of proceeds from long-term note payable of $5,300, proceeds from notes payable – related parties of $300,000, proceeds from notes payable of $91,500 and proceeds from the sale of Units of $169,100, partially offset by repayment of notes payable – related parties of $195,240, repayment of notes payable of $59,600, repayment of long-term debt – related party of $2,943 and repayment of long-term note payable of $6,159.

For the nine months ended September 30, 2015, net cash provided by financing activities was $295, comprised of proceeds from long-term note payable of $28,700 and proceeds from notes payable of $41,500, offset by repayment of notes payable – related parties of $18,500, repayment of long-term debt – related party of $34,031 and repayment of long-term note payable of $17,374.

At September 30, 2016, we had short-term notes payable – related parties totaling $234,887, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 18% per annum and are generally due on demand.  In April 2016, we borrowed $300,000 from a principal stockholder.  The note bears interest at 18% and is payable in 12 monthly payments of $27,504 through May 2017.  The note is included in short-term notes payable – related parties and had a balance of $160,260 as of September 30, 2016.

In addition, at September 30, 2016, we had short-term notes payable to non-related parties totaling $118,000, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At December 31, 2015, our long-term debt – related party was comprised of the remaining principal balance of $2,943 of a note payable to a principal stockholder.  The note was paid in full in February 2016.

At September 30, 2016, we had a long-term note payable to a bank with a principal balance of $144,436.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (4.5% at September 30, 2016), requiring monthly interest payments only and maturing on May 16, 2021.  For the past several months, we have made monthly payments of principal and interest in varying amounts.  The note payable has a maximum line of credit of $150,000 and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company's inventories, property and equipment, and intangible assets.

Accrued interest payable – related parties was $38,584 and $53,507 at September 30, 2016 and December 31, 2015, respectively.  Accrued interest payable to non-related parties was $17,337 and $22,686 at September 30, 2016 and December 31, 2015, respectively.

In the event sales during the remainder of 2016 and into 2017 do not meet our expectations, we may require additional funding from the sale of our common stock, Units or debt in order to meet our obligations.  Depending on the requirement to pay advance deposits on orders from our suppliers, we estimate we may require $250,000 to $500,000 of additional funding in 2017.  No assurances can be given that, if required, such funding will be available to us on acceptable terms or at all.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended September 30, 2016 and through the date of this filing that we believe are applicable to or would have a material impact on the consolidated financial statements of the Company.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of September 30, 2016, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of September 30, 2016 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

See the risk factors described in Item 1A of the Company's 2015 annual report on Form 10-K filed with the SEC on March 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 7, 2016, Grote Molen sold common stock purchase warrants to an accredited investor in consideration for the conversion/cancellation of its $50,000 promissory note to such investor.  The warrants entitle the investor to purchase up to 5,000,000 shares of the Registrant's common stock at an exercise price of $0.70 per share during the five-year period commencing September 1, 2018.

During the three months ended September 30, 2016, Grote Molen sold 1,691,000 Units, each consisting of one share of common stock and one five-year common stock purchase warrant exercisable at $0.70 per share, in a private offering to accredited investors, at an offering price of $0.10 per Unit, for total proceeds of $169,100.

Each of the investors in the foregoing transactions represented that he, she or it was an "accredited investor" as defined in Rule 501 of Regulation D.  No underwriter was involved in any of the foregoing transactions and the securities were sold by Grote Molen directly to the investors.  The securities were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.  The securities were sold without general advertising or solicitation, the investors acknowledged that they were purchasing restricted securities which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates or agreements representing the securities were or will, when issued, be imprinted with the usual and customary restricted stock legend.Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6:  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Common Stock Purchase Warrant Agreement dated as of September 7, 2016*

4.2	Form of Five-Year Common Stock Purchase Warrant Included in Unit Offering*

10.1	Promissory Note dated July 15, 2016*

10.2	Promissory Note dated August 9, 2016*

10.3	Agreement and Plan of Reorganization dated as of September 6, 2016(2)

10.4	Warrant Purchase Agreement dated as of September 7, 2016*

31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema*

101 CAL	XBRL Taxonomy Extension Calculation Linkbase*

101 DEF	XBRL Taxonomy Extension Definition Linkbase*

101 LAB	XBRL Taxonomy Extension Label Linkbase*

101 PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1) Incorporated by reference to Exhibit Numbers 3.1 and 3.2 of the Company's registration statement on Form 10 filed with the SEC on May 14, 2010.
(2) Incorporated by reference to Exhibit Number 10.1 of the current report on Form 8-K filed with the SEC on September 7, 2016.
* Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grote Molen, Inc.

Dated: November 14, 2016	By /s/ John B. Hofman
John B. Hofman
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)