Form 10-K
period 2016-12-31
GROTE MOLEN INC
filed 2017-04-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 0-18958

GROTE MOLEN, INC.
(Exact name of registrant as specified in charter)

NEVADA	20-1282850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10615 Professional Circle, Suite 201, Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (855) 807-8776

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

As of June 30, 2016, based on the $0.10 price at which the common equity was sold in our private placement of securities in 2016, the aggregate market value of the 4,200,000 shares held by non-affiliates was approximately $420,000.
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

As of April 14, 2017, there were 24,899,330 shares of the issuer's common stock outstanding.

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

Part I

Item 1.  Business

Reorganization Agreement

On September 6, 2016, the Company and BlackRidge Technology Holdings, Inc., a Delaware corporation ("BlackRidge") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") originally dated as of September 6, 2016, and amended on February 22, 2017 to update the number of common shares, warrants, and options granted and outstanding as of the closing date.

On February 22, 2017 (the "Closing Date"), we completed the actions contemplated by the Reorganization Agreement and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the Agreement, we issued 3,783,791 shares of our newly designated Series A Preferred Stock and 12,825,683 shares of Common Stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Additionally, certain stockholders of the Company returned for cancellation a total of 16,284,330 shares of our Common Stock.  Upon the completion of the Reorganization, BlackRidge became a wholly-owned subsidiary of the Company and the Company had a total of 3,783,791 shares of Series A Preferred Stock and 21,790,683 shares of Common Stock outstanding, with the former BlackRidge stockholders owning 3,783,791 shares or 100% of Series A Preferred Stock and 12,825,683 shares or approximately 58.9% of Common Stock.  Upon completion of the Reorganization, we also had outstanding warrants entitling the holders to acquire a total of 18,541,579 shares of the Company's Common Stock at an average exercise price of $0.46 per share.  The Reorganization resulted in a change of control of the Company.  For accounting purposes, BlackRidge will be treated as the acquirer and the historical financial statements of BlackRidge will become the Company's historical financial statements.  The acquisition is intended to constitute a tax-free reorganization pursuant to the applicable provisions of the Internal Revenue Code of 1986, as amended.

At the closing of the Reorganization, Robert Graham was appointed as President, and John Bluher was appointed Chief Financial Officer, Treasurer and Secretary.  In addition, Bruce Crane resigned from his position as a director and Robert Graham was appointed as a director of the Company to fill the vacancy created by such resignation.  John Hofman, our remaining director, resigned from such position effective following our compliance with rule 14f-1 promulgated under the Exchange Act, and John Hayes and Robert Lentz were appointed as directors of the Company effective at such time as Mr. Hofman's resignation became effective.

On March 31, 2017, the Company completed the sale of substantially all assets, other than cash, used in or connection with the Company's home grain mill and kitchen mixer business to John Hofman and Bruce Crane, former officers and directors of the Company, in consideration for the assumption by such persons of substantially all the liabilities incurred by the Company in connection with such business.  The assets divested consisted of the non-cybersecurity assets of the Company and included accounts receivable, inventory, deposits, property and equipment and intangible assets.  The liabilities divested included the non-cybersecurity liabilities of the Company and included accounts payable and accrued expenses and long and short-term notes payable and accrued interest thereon.

Due to the change of control and the significant change in the Company's business resulting from the Reorganization, the Company has determined to include in this report information with regard to BlackRidge and the business of BlackRidge.

Information about Grote Molen, Inc.

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

Marketing and Sales

We sell our grain mills on a wholesale basis to retail dealers in all fifty states, in Australia, Canada, the United Kingdom and other foreign countries and to several online retailers.  We sell our kitchen mixer on a wholesale basis to retail dealers in all fifty states and to certain foreign countries supplied by 110-volt electric current.  We maintain websites at www.thewondermill.com and www.wondermix.com that include information about our products, video demonstrations, dealer locator information, customer reviews, recipes for use with WonderMill and WonderMix products, information with regard to grain varieties and where to purchase them, customer support and repair forms and information on how to become a dealer.  John Hofman and Bruce Crane, our former officers, directors and principal stockholders, each own retail stores that purchase our WonderMill grain mills from us on the same terms as other retailers.  Sales to these related parties for our 2016 and 2015 fiscal years were $43,664 and $81,062 respectively, which amounted to approximately 4% and  5%, respectively, of our total sales each year.  In addition, we have one other customer that accounted for approximately 10% and 7% of our total sales during the years ended December 31, 2016 and 2015, respectively.    The loss of any of these major customers would be expected to have a material adverse effect on our results of operations.

We incur advertising costs of a non-direct nature due in connection with advertising on our website and to our authorized dealers.  During our fiscal years ended December 31, 2016 and 2015, our advertising costs were $68,431 and $58,894, respectively.

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

Facilities

BlackRidge's corporate headquarters are located at 10615 Professional Circle, Suite 201, Reno, NV 89521, phone 1-855-807-8776. This office consists of approximately 6,818 square feet of office and laboratory space and is leased from a third party pursuant to a 64 month lease expiring during April 2020, which provides for rent at the rate of $15,000.00 per month plus reimbursement of the landlord's costs for property taxes, insurance and common area maintenance, subject to increase on an annual basis.

BlackRidge also leases an engineering office at the Marist College Hancock Center, 3399 North Road, Poughkeepsie, NY 12601.  This office consists of 200 square feet of office space and is leased from a third party pursuant to a twelve-month operating lease that renews annually.  The rent for the facility is a flat monthly amount of $400 and the lease is renewable annually at the option of BlackRidge.

Grote Molen's offices are at 322 West Griffith Road, Pocatello, Idaho 83201, where our telephone number is (208) 234-9352.  Our facilities consist of approximately 3,000 square feet of warehouse and office space located in a building owned by Big John's Store LLC, a company owned by John Hofman, our president, director and principal stockholder, which is shared with Big John's, a retail store owned by Mr. Hofman.  Such space is provided to us under an Idaho Management Agreement with Big John's Store LLC pursuant to which we pay a flat rate of $12,500 per month for management services and the use of such space.  Such agreement is on a month-to-month basis.

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

Employees and Consultants

We currently have two employees, both of whom are officers and directors of the Company.  None of our employees are represented by a labor union and we believe our relationship with our employees to be good.  The loss of our officers, particularly our president, would have a material adverse impact on our business and there is no assurance that we could locate qualified replacements.  We have not entered into employment agreements with our officers and we do not carry "key man" life insurance on their lives.

Information about Blackridge

Overview
BlackRidge, located in Reno Nevada, was incorporated in April 2010 to commercialize its military grade and patented network security technology.

BlackRidge develops and markets next generation cyber defense solutions that stop cyber-attacks and block unauthenticated access. Our network and server security products are based on our patented Transport Access Control technology and are designed to isolate, cloak and protect servers and cloud services and segment networks for regulatory compliance. BlackRidge products are used in enterprise and government computing environments, the industrial Internet of Things (IoT), and other cloud service provider and network systems.

The directors of BlackRidge are Robert Graham, John Hayes and Robert Lentz and its officers are Robert Graham, Chief Executive Officer and President, John Hayes, Chief Technology Officer, and John Bluher, Chief Financial Officer, Treasurer and Secretary.

The address of the BlackRidge headquarters is: BlackRidge Technology Holdings, Inc., 10615 Professional Circle, Suite 201, Reno, NV 89521

Blackridge also has an engineering office located at BlackRidge Technology, Inc., Marist College Hancock Center 0002, 3399 North Road, Poughkeepsie, NY 12601
.
The general telephone number for BlackRidge is 1-855-807-8776 and  our website is www.blackridge.us.

Business

BlackRidge develops, markets and supports a family of products that provide a next generation cyber security solution for protecting enterprise networks and cloud services. With our patented technology, network and server resources located in the enterprise, datacenters and cloud systems, are better protected, less expensive to protect, and less vulnerable to compromise from cyber-attacks. We believe that our identity-based approach to network and cloud security offers superior performance compared to legacy network security approaches, and reduces the total cost of ownership for organizations by eliminating malicious and unwanted traffic from their networks and systems.

Our proprietary technology, BlackRidge Transport Access Control (TAC), authenticates user or device identity and applies security policies across networks and cloud services before application sessions are established. Underlying BlackRidge TAC is our patented First Packet Authentication™ which conveys and authenticates identity in the "first packet" of a TCP network session request. This fundamental invention addresses a security gap in how the Internet operates: the inability to authenticate network traffic sources. Without authentication, unidentified and unauthorized users and devices can scan, probe and access networks and cloud services. This security gap is exploited in all cyber-attacks through the process of network scanning and reconnaissance, and it has been further exposed and magnified by cloud services, mobile connectivity, and the Internet of Things (IoT)

BlackRidge products are protected by multiple U.S. Patents including "First Packet Authentication," "Concealing a Network Connected Device," "Digital Identity Authentication," and "Statistical Object Identification."

Products

BlackRidge and our partners sell network security products and solutions based on our proprietary BlackRidge TAC software technology. BlackRidge TAC provides high throughput and low latency network security that operates pre-session, in real time, before other security defenses engage. BlackRidge products can be deployed inside a network to cloak and protect servers and segment networks, in front of existing security stacks to filter anonymous traffic, or as part of service provider or OEM solution.

The BlackRidge solution is available in the following product configurations, with additional platform support under development:

•	1U rack-mountable 1GbE or 10GbE network devices
•	1GbE fanless desktop appliance
•	VMware ESXi™ virtual appliance
•	IBM z Systems™ LPAR and IBM z/VM® software appliances
•	Amazon Web Services and IBM SoftLayer® cloud appliances

BlackRidge products are priced on a per appliance or gateway basis and on the total number of user and device identities supported in an implemenation. Enterprise and OEM licensing along with subscription pricing are available. BlackRidge appliances can support up to 100,000 identities and 4,000,000 sessions, providing a highly scalable enterprise solution.

Network and cloud deployments options include deploying in-line as a Layer 2 transparent bridge or logically inline as a Layer 3 gateway for cloud deployments.  BlackRidge software and systems are designed to be highly resilient and can be configured for high availability and failover. Security policies can be verified during deployment with progressive modes of bridge, monitor and audit, and then enforce policy.

Support and Maintenance

BlackRidge offers Standard and Premium Support to our end-customers and channel partners, where our channel partners typically deliver level one support and we provide level two and level three support. The support for our end customers includes ongoing maintenance services for both hardware and software in order to receive software upgrades, bug fixes, and repairs. End customers typically purchase these services for a one year or longer term at the time of the initial product sale and typically renew for successive one year or longer periods.

Professional Services.

Professional services are primarily delivered through our channel partners and include experts who plan, design, and deploy effective security solutions tailored to our end-customers' specific requirements. These services include solution design and planning, configuration, and installation. Our education services provide online and classroom-style training and are also primarily delivered through our internal team.

Technology Alliance Partners

BlackRidge participates in an ecosystem of Technology Alliance Partners to extend the breadth and depth of our products and partner solutions. By helping to ease the complications that organizations face when implementing multi-layered security solutions, our technology alliances facilitate integrated solution design, accelerate the time to realize value, and enhance our role as a strategic security partner.

Markets, Customers and Distribution Channels

The BlackRidge network security and cyber defense solution is broadly applicable to all enterprise and government market segments.  Whether deployed directly in a customer's environment or consumed as part of cloud service or solution, BlackRidge provides a new level of cyber defense not available in the market today.

BlackRidge markets and sells its products through multiple channels, including direct sales, integrator and reseller channel partners, cloud and managed service providers, and through strategic Original Equipment Manufacturer (OEM) partners to government and commercial users. The initial sales focus and market entry strategy for BlackRidge was the US Department of Defense, which is a key leverage point for the company's current commercial and government sales efforts. Our customers and partners include IBM, Ciena, Crimson Logic, the US Department of Defense, the US Department of Energy, Marist College, Splunk, and some large financial institutions.

For commercial markets, BlackRidge sells direct and also with strategic partners to large enterprise accounts, and indirectly through channel partners to specific vertical and international market segments. Our initial commercial market entry strategy is to sell directly to and establish customer and analyst references with large enterprises in North America that have high security and compliance requirements such as Financial Services and Insurance companies. Channel partners are recruited to assist with expanding enterprise sales, addressing specific vertical markets, and for selling and delivering in international markets and other vertical markets. Revenue from commercial sales includes product licensing fees, installation services, and annual support based on a standard price list.

For government markets, BlackRidge sells its standard commercial products through a wholly owned subsidiary, BlackRidge Technology Government, to government integrators and contractors who sell to the Department of Defense (DOD) and civilian agencies. BlackRidge has been involved with the DOD for over five years, including receiving initial product development funding. The BlackRidge products have been designed into several large DOD programs and they have been extensively tested and validated for use. The timing of the DOD adoption of BlackRidge products depends on approval of budgets and final product testing approvals from the DOD. BlackRidge Government revenue is net of government discounts, contracting fees, and channel and service partner discounts.

The BlackRidge OEM and service provider partnership strategy is to make targeted investments in specific market segments such as the industrial Internet of Things (IoT), network and server equipment providers, and cloud solution providers. For these markets and partners, BlackRidge TAC is an integrated or embedded capability in the partners' vertical market solutions, and it will be sold and supported by the partner. BlackRidge provides unique, integrated identity-based cyber defense for these OEM products or service offerings that provides them with a competitive market advantage in the face of today's advanced cyber threats. Revenue from OEM offerings comes from embedded product licensing fees and support fees that may be unique to each OEM offering.

Marketing
Our marketing is focused on building our brand reputation and market awareness for our platform, driving customer demand and building a strong sales pipeline, and working with our channel and OEM partners. Our marketing team when fully developed will consist of corporate marketing, channel marketing, lead development, operations, and corporate communications. Marketing activities include demand generation, digital marketing programs, product launch activities, managing our corporate website, trade shows and conferences, and press and analyst relations.

Research and Development

We continue to enhance our BlackRidge TAC software, the core software used in the BlackRidge products. This software is responsible for the TAC token generation, token validation, the token cache, packet processing and the insertion of TAC tokens into TCP connection requests. The TAC software has been developed domestically within the U.S. using only U.S. citizens. This software includes implementations of granted and pending patents owned by BlackRidge.

We continue to pursue research and development to improve our existing products. These improvements include making our products easier to manage, easier to deploy in large numbers, and improvements in our integrations with 3rd party products that communicate with BlackRidge products.

Our product development efforts release software with new features from time to time.  When a new feature is significant enough, we produce a major software release.  In between major software releases, there may be one or more minor software releases that also introduce less significant new features.

Intellectual Property

BlackRidge focuses on developing patent protection for products it develops and for products and features that are anticipated. We constantly perfect and file new applications.  We continue to develop our products; we will continue to file additional patent applications where appropriate.

The granted patents focus on the communication of identity tokens at the network layer (6,973,496, 8,346,951), combining Identity authentication at different security layers (8,281,127, 8,635,445), insuring the integrity of token authentication (8,572,697) and using identity to select amongst a set of trusted resources (9,118,644). The pending applications focus on extending the above protections (13/987,747, 14/544,987, 14/998,645), using network identity in a firewall (14/545,988), making network routing policy decisions using identity (14/999,317) and detecting tampering of hardware and software systems (13/199,050).

As of release 3.0, our products use the technology described in patents 6,973,496, 8,346,951 and 8,572,697 as well as technology described in some of our pending applications.  As we continue to add products and features, we will be incorporating technology described in additional patents and applications. All patents and completed applications are assigned to BlackRidge Technology Holdings, Inc.

Granted Patents
Concealing a Network Connected Device US Patent number 6,973,496, Patent Application U.S. Ser. No. 10/094,425. Filed 5 March 2002, Granted 6 December 2005, 1 Claim.
Method for Digital Identity Authentication US Patent number 8,281,127, Patent Application U.S. Ser. No. 12/658,113. Filed 1 February 2010, Granted 2 October 2012, 20 Claims.
Method for First Packet Authentication US Patent number 8,346,951, Patent Application U.S. Ser. No. 11/242,637.  Filed 30 Sept 2005, Granted 1 January 2013, 25 Claims.
Method for Statistical Object Identification US Patent number 8,572,697, Patent Application U.S. Ser. No. 13/373,586.  Filed 18 November 2011, Granted 29 October 2013, 43 Claims.
Method for Digital Identity Authentication US Patent number 8,635,445, Patent Application U.S. Ser. No. 13/573,077.  Filed 16 August 2012, Granted 21 January 2014, 23 Claims.
Method for Directing Requests to Trusted Resources US Patent number 9,118,644, Patent Application U.S. Ser. No. 13/573,238.  Filed 30 August 2012, Granted 25 August 2015, 27 Claims.

Published Pending Applications
Method for Statistical Object Identification Patent Application U.S. Ser. No. 13/987,747, filed 27 August, 2013, continuation-in-part of Patent 8,572,697.

Unpublished Pending Applications
U.S. Patent Applications are published by the patent office 18 months after filing.
Method for Network Security Using Statistical Object Identification Patent Application U.S. Ser. No. 14/544,987, filed 11 March 2015, continuation-in-part of Patent 8,572,697.
Method for Attribution Security System Patent Application U.S. Ser. No. 14/545,988, filed 13 July 2015.
Method for Statistical Object Identification Patent Application U.S. Ser. No. 14/998,645, filed 16 January 2016, continuation-in-part of Patent 8,572,697.
Method for Using Authenticated Requests to Select Network Routes Patent Application U.S. Ser. No. 14/999,317, filed 22 April, 2016.
Secure Cloud Computing System Patent Application U.S. Ser. No. pending, filed 6 August 2016, continuation-in-part of Patent Applications U.S. Ser. No. 13/199,050 and 13/999,757.

Competition

BlackRidge TAC operates at the Transport Layer to provide a highly scalable, non-interactive authentication protocol that does not rely on signatures, sandboxing, or deep packet inspection. This provides key competitive differentiators including high through-put with very low latency, compatibility with existing network and security technologies and middle boxes, address and topology independent, and supports it network address translation (NAT).

We compete with other technology research and development, and sales companies for enterprise security spending and for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing companies in our field of endeavor may impact our ability to raise additional capital to fund our operations or further acquisitions, if investors perceive that investments in our competitors are more attractive based on the merit of their technologies, or the advanced stage of marketing or development or the price of the investment opportunity. We face competition from many companies, major universities and research institutions in the United States and abroad. Many of our competitors have substantially greater resources, experience in conducting research, experience in obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities, name recognition and production capabilities. We will face competition from companies marketing existing products or developing new products which may render our technologies (and products) obsolete.
These companies may have numerous competitive advantages, including:

•	significantly greater name recognition;
•	established distribution networks;
•	more advanced technologies and product development;
•	additional lines of products, and the ability to offer rebates, higher discounts or incentives; and
•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products

Our commercial success will depend on our ability to compete effectively in product development areas such as, but not limited to, safety, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing products that are more effective than our cyber security technology, therefore rendering our products obsolete and noncompetitive.  Accordingly, in addition to our research and development efforts, we believe we need to create a public relations/advertising program designed to establish our "brand" name recognition; we intend to continue to develop and market our brand name pending commercialization of products, if any, we may derive from our research and development efforts.

We believe our strategy ultimately will facilitate the marketing, distribution and public acceptance of any products we may derive from our research and development.  Competition with respect to our technologies is and will be based, among other things, on effectiveness, latency, reliability, availability, price, marketing, distribution and patent position. Another important factor will be the timing of market introduction of any new versions of the software or development of new products and cyber security solutions new markets such as the Internet of Things ("IoT").

Accordingly, the speed with which we can distribute and sell products and the speed to market with new or updated versions of the existing software, complete testing and proof of concept processes and ultimately supply commercial quantities of our products to the market and channels is expected to be an important competitive factor.

Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often-substantial period between technological conception and commercial sales.

Government Regulations

We are not yet aware of any specific, direct government regulations relating to the manufacture of our product; however, the manufacture will be subject to various general federal, and state laws governing manufacturing. As a software manufacturer, we will be responsible for ensuring that the products are manufactured and supplied for distribution in compliance with all laws.

BlackRidge exports products in compliance with the International Traffic in Arms Regulations that control the export and import of defense-related articles and services on the United States Munitions List. BlackRidge is authorized to export and re-export encryption products as described in Part 740-17 (b) (1) of the Export Administration Regulations EAR and mass market encryption products as described in Part 74215 (b) (1).

Environmental Regulations

We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements. While our products, intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees of BlackRidge

As of March 30, 2017, we have 22 full time employees and 4 part-time employees.  We also engage ----22 independent contractors as engineers, system architects, or developers. The Blackridge employees are not represented by unions and it considers its relationship with its employees to be good.

Item 1A.  Risk Factors

Risk Factors

Our total sales decreased by $520,744, or approximately 34%, during the year ended December 31, 2016 compared to the year ended December 31, 2015.  We believe there continues to be an overall slow-down in the preparedness market and continued slow economic recovery in the United States. If we are unable to significantly increase our sales, it could cause us to operate at a loss and require us to obtain additional capital to meet our obligations and continue our operations.

Our total sales decreased by $520,744, or approximately 34%, during the year ended December 31, 2016 compared to the year ended December 31, 2015.  Wd believe there continues to be an overall slow-down in the preparedness market and continued slow economic recovery in the United States.  If we are unable to significantly increase our sales, it could cause us to operate at a loss and require us to obtain additional capital to meet our obligations and continue our operations.  We are hopeful that the introduction of our new WonderMix product will continue to increase our sales, but no assurances can be given to that effect nor can we offer any assurance that the new product will be accepted in the market.

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

Three customers account for a significant percent of our total sales and the loss of any of such customers could adversely affect our results of operations and financial condition

During each of our 2016 and 2015 fiscal years, purchases of our WonderMill products by two retail stores owned by John Hofman and Bruce Crane, our officers, directors and principal stockholders, accounted for approximately 4% and 5%, respectively, of our total sales.  In addition, purchases by one other customer accounted for 10% and 7%, respectively, of our total sales during each of our 2016 and 2015 fiscal years.  The loss of any of these major customers would be expected to have a material adverse effect on our results of operations and financial condition.

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

Our officers, directors and principal stockholders own a large percentage of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

As of April 14, 2017, our officers, directors and principal stockholders were deemed to the beneficial owners of over 80% of our issued and outstanding shares of Common Stock, including Series A Preferred Stock on an "as converted" basis.  As a result, such persons will able to determine the outcome of any actions taken by us that require stockholder approval.  For example, they will be able to elect all of our directors and control the policies and practices of the Company.

The shares of common stock available for sale in the future could adversely affect the market price for the Company's common stock.

Of the 24,899,330 shares of Common Stock outstanding as of the date of this filing, approximately 5,466,000 shares are freely tradable if held by non-affiliates or eligible for resale under Rule 144 promulgated under the Securities Act of 1933, as amended, if held by affiliates.  Sales of substantial amounts of this Common Stock in the public market could adversely affect the market price for the Company's common stock.  The approximately 16,325,000 remaining shares will become available for sale under Rule 144 around August, 2017 if held by non-affiliates, and the availability of those shares for sale could also adversely affect the market price for the Company's Common Stock.  In addition, the Company's outstanding shares of Series A Preferred Stock are convertible into shares of the Company's Common Stock at the rate of 10 shares of Common Stock for each one share of Series A Preferred Stock.  If the Series A Preferred Stock is converted and the shares are placed for sale, such sales could adversely affect the market price for the Company's Common Stock.

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

Following the effectiveness of the change in our management, we will continue to have only three directors and two of them will not be independent directors, which means our board of directors may be influenced by the concerns, issues or objectives of management to a greater extent than would occur with a number of independent directors

Following the effectiveness of the change in our management, we will continue to have only three directors and two of them will not be independent directors.  As a result, our board of directors may be influenced by the concerns, issues or objectives of management to a greater extent than would occur with independent board members. In addition, we do not have the benefit of having persons independent of management review, comment and direct our corporate strategies and objectives and oversee our reporting processes, our disclosure controls and procedures and our internal control over financial reporting.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.  The Company is a "smaller reporting company."

Item 2.  Properties.

BlackRidge's corporate headquarters are located at 10615 Professional Circle, Suite 201, Reno, NV 89521, phone 1-855-807-8776. This office consists of approximately 6,818 square feet of office and laboratory space and is leased from a third party pursuant to a 64 month lease expiring during April 2020, which provides for rent at the rate of $15,000.00 per month plus reimbursement of the landlord's costs for property taxes, insurance and common area maintenance,  subject to increase on an annual basis.

BlackRidge also leases an engineering office at the Marist College Hancock Center, 3399 North Road, Poughkeepsie, NY 12601.  This office consists of 200 square feet of office space and is leased from a third party pursuant to a twelve-month operating lease that renews annually.  The rent for the facility is a flat monthly amount of $400 and the lease is renewable annually at the option of BlackRidge.

Grote Molen's offices are at 322 West Griffith Road, Pocatello, Idaho 83201, where our telephone number is (208) 234-9352.  Our facilities consist of approximately 3,000 square feet of warehouse and office space located in a building owned by Big John's Store LLC, a company owned by John Hofman, the former president, director and principal stockholder of Grote Molen Inc., which is shared with Big John's, a retail store owned by Mr. Hofman.  Such space is provided to us under an Idaho Management Agreement with Big John's Store LLC pursuant to which we pay a flat rate of $12,500 per month for management services and the use of such space.  Such agreement is on a month-to-month basis.

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock is on the OTCQB under the symbol "GROT."

On April 14, 2017, the Company's common stock had no quoted price on the OTCQB due to the company not currently being traded.  The Company is currently selling common shares in private transactions at a price of $0.45 per share.

At April 14, 2017, there were approximately 129 holders of record of the Company's common stock and 76 holders of the Company's Series A preferred stock, as reported by the Company's transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

During the period from November 15, 2016 through February 22, 2017, we sold a total of 3,049,330 units, each consisting of one share of Common Stock and one five-year warrant to purchase one share of Common Stock at an exercise price of $0.10 per share, for total proceeds of $304,933.

On February 22, 2017 (the "Closing Date"), the we completed the actions contemplated by the Reorganization Agreement and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the Agreement, we issued 3,783,791 shares of our newly designated Series A Preferred Stock and 12,825,683 shares of Common Stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Additionally, certain stockholders of the Company returned for cancellation a total of 16,284,330 shares of our Common Stock.

Between February 27, 2017 and March 31, 2017, the Company sold an aggregate 6,214,606 shares of Common Stock with 4,660,995 detachable warrants to purchase additional shares of the Company's Common Stock at the price of $0.60 per share to several investors for gross proceeds of $2,796,573 or $0.45 per share.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during our 2017 fiscal year.

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

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement as described above, and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation.  The Reorganization resulted in a change of control of the Company.

On March 31, 2017, we completed the divestiture of substantially all of the assets except for cash associated with the Company's home grain mill and kitchen mixer business to John Hofman and Bruce Crane, former officers and directors of the Company, in consideration for the assumption by such persons of substantially all the liabilities incurred by the Company in connection with such business.

BlackRidge develops and markets next generation cyber defense solutions that stop cyber-attacks and block unauthenticated access. Our network and server security products are based on our patented Transport Access Control technology and are designed to isolate, cloak and protect servers and cloud services and segment networks for regulatory compliance. BlackRidge products are used in enterprise and government computing environments, the industrial Internet of Things (IoT), and other cloud service provider and network systems.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at December 31, 2016 and December 31, 2015.

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

Deposits

Generally, we are required to pay advance deposits toward the purchase of inventories from our principal suppliers. Such advance payments are recorded as deposits, a current asset in the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable. Therefore, no impairment loss was recognized during the years ended December 31, 2016 and 2015.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ ("ASC") Topic 730, Research and Development. The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management's estimate of the percentage of time spent by personnel in research and development activities. We had no material research and development costs for the years ended December 31, 2016 and 2015.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the years ended December 31, 2016 and 2015.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of December 31, 2016 and December 31, 2015, we had no accrued interest or penalties related to uncertain tax positions.

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

Results of Operations

Sales

Our business is not seasonal; however, our quarterly sales, including sales to related parties, may fluctuate materially from period to period.  At times we derive a significant portion of our revenues from sales to related parties.  Each of our two principal stockholders own companies that are significant customers.  Our sales for the years ended December 31, 2016 and 2015 were comprised of the following:

	2016	2015

Sales	$962,782	$1,466,128
Sales to related parties	43,664	81,062

Total sales	$1,006,446	$1,527,190

Sales to related parties represented approximately 4% and 5% total sales for the years ended December 31, 2016 and 2015, respectively.

Our total sales decreased by $520,744, or approximately 34%, during the year ended December 31, 2016 compared to the year ended December 31, 2015.  We believe there continues to be an overall slow-down in the preparedness market and continued slow economic recovery in the United States. We completed the development of the molds and the design process during the fourth quarter of 2014, and received our first shipments of the new grain mills.  We believe sales of the Wondermix will continue to increase in; however, there can be no assurance that we will be successful in these endeavors.

Cost of Sales

Total cost of sales for the year ended December 31, 2016 was 744,831, compared to $1,111,422 for the year ended December 31, 2015, a decrease of $366,591, or approximately 13%.  Our cost of sales consists of the purchase price of our products incurred to our suppliers, plus inbound shipping costs.  We do not manufacture our own products.  Our costs to purchase products for resale remained relatively constant during 2016.  Therefore, the decrease in our cost of sales during 2016 was primarily attributed to the decrease in sales volume compared to 2015.  Included in cost of sales were cost of related party sales of $32,314 and $58,933 for the years ended December 31, 2016 and 2015, respectively.  Total cost of sales as a percentage of total sales was approximately 74% for the year ended December 31, 2016, compared to approximately 73% for the year ended December 31, 2015.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $319,973 for the year ended December 31, 2016, compared to $304,095 for the year ended December 31, 2015, an increase of $15,878, or approximately 5%.

Management Fees to Related Parties

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the monthly fee from $10,700 to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Management fees to related parties totaled $151,800 and for both years ended December 31, 2016 and 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense remained relatively flat at $17,081 and $18,016 for the years ended December 31, 2016 and 2015, respectively.

Research and Development Expenses

Research and development activities are not currently significant to our business.  We did not incur material research and development expenses in the years ended December 31, 2016 and 2015.

Other Expense

Other expense includes interest expense on our indebtedness, a significant portion of which is indebtedness to related parties.  Total interest expense – related parties was $18,051 and $10,628 for the years ended December 31, 2016 and 2015, respectively.  The increase in interest expense to related parties is due to additional short term borrowings from related parties in the current year.  Total interest expense to non-related parties was $16,197 and $15,009 for the years ended December 31, 2015 and 2014, respectively.  The increase in interest expense to non-related parties is due to the refinancing of debt in the current year.

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of $1,261,598, including cash of $111,565, and current liabilities of $785,712, resulting in working capital of $475,886.  Our current assets and working capital included inventories of $1,061,558 and deposits of $50,000.  Generally, we are required to pay significant advance deposits toward the purchase of inventories from our principal suppliers.

In addition, as of December 31, 2016, we had total stockholders' equity of $520,320.  We have financed our operations, the acquisition of inventories, and the payment of vendor deposits from our operations, short-term loans from our principal stockholders and non-related parties, a long-term note payable from a bank, and from the issuance of our common stock.

For the year ended December 31, 2016, net cash used in operating activities was $244,345, as a result of our net loss of $259,447, increases in inventories of $352,665 and decreases in accrued interest payable – related party of $11,267, and accrued interest payable of $2,748, partially offset by decreases in accounts receivable of $1,560, deposits of $14,685, and increases in accounts payable and accrued expenses of $338,821, accrued interest payable – related parties of $12,300.

By comparison, for the year ended December 31, 2015, net cash used in operating activities was $30,209, as a result of our net loss of $52,120 and increases in inventories of $380,733, partially offset by non-cash expenses of $18,016, decreases in accounts receivable of $17,652, accounts receivable – related parties of $1,776, deposits of $317,610 and prepaid expenses of $6,579, and increases in accounts payable and accrued expenses of $23,949, accrued interest payable – related parties of $8,571 and accrued interest payable of $8,491.

For the year ended December 31, 2016, we had net provided by investing activities of $3,710, comprised of the purchase of property and equipment, as compared to net cash provided by investing activities of $0, for the year ended December 31, 2015.

For the year ended December 31, 2016, net cash provided by financing activities was $342,949, comprised of Proceeds from notes payable – related party of $300,000, proceeds from long-term debt of $5,300, proceeds from notes payable of $94,500 and proceeds from issuance of common stock of $269,932, partially offset by repayment of notes payable – related parties of $250,248, repayment of long-term debt – related party of $2,493, repayment of long-term note payable of $59,600 and repayment of Long-term debt of $10,992.

For the year ended December 31, 2015, net cash used in financing activities was $21,348, comprised of repayment of notes payable – related parties of $24,500, repayment of long-term debt – related party of $49,734 and repayment of long-term note payable of $20,314, partially offset by proceeds from long-term note payable of $28,700 and proceeds from notes payable of $44,500.

At December 31, 2016, we had short-term notes payable – related parties totaling $179,879, which are payable to our principal stockholders, are unsecured, bear interest at rates ranging from 6% to 18% per annum and are generally due on demand.  In addition, at December 31, 2016, we had short-term notes payable to non-related parties totaling $118,000, which are unsecured, bear interest at rates ranging from 6% to 8% per annum and are due on demand.

At December 31, 2016, we had a long-term note payable to a bank with a principal balance of $139,603.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (4.75% at December 31, 2015), requiring monthly interest payments only and maturing on May 16, 2021.   The note payable has an available line of credit of $150,000 and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company's inventories, property and equipment, and intangible assets.

Accrued interest payable – related parties was $42,240 and $53,507 at December 31, 2016 and 2015, respectively.  Accrued interest payable to non-related parties was $19,502 and $22,686 at December 31, 2016 and 2015, respectively.

In the event sales during 2017 do not meet our expectations, we may require additional funding from the sale of our common stock or debt in order to meet our obligations.  Depending on the requirement to pay advance deposits on orders from our suppliers, we estimate we may require $50,000 to $100,000 of additional funding in 2017.  No assurances can be given that, if required, such funding will be available to us on acceptable terms or at all.
Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect as of the date of the issuance of these financial statements. The following pronouncements will significantly impact future reporting of financial positon and results of operations.  Management is currently assessing implementation.

The FASB has issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods.

The FASB has issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.
•
Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

•
The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity).

The FASB has issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period.

The FASB has issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year.

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

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016 and 2015
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2016
Notes to Consolidated Financial Statements
Audited Financial Statements of BlackRidge Technology Holdings, Inc. as of December 31, 2016 and 2015 and for the years then ended.
Pro forma financial information

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of December 31, 2016, the end of the period covered by this report.  Based upon that evaluation, we have concluded that our disclosure controls and procedures as of December 31, 2016 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework (1992), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Titles
Directors and Officers
Robert Graham	67	Chairman, Chief Executive Officer, and President
John Bluher	58	Chief Financial Officer, Treasurer and Secretary
John Hayes	49	Chief Technology Officer and Director
Robert Lentz	55	Director

Certain biographical information for the Company's directors and officers is set forth below.

Robert Graham is a co-founder of BlackRidge and has served as its Chairman and CEO since its inception. Mr. Graham is a seasoned executive with broad business and entrepreneurial experience in the technology and services industry, from Fortune 500 firms to start-ups. He has an extensive background in venture capital, engineering, marketing, sales, and operations, along with living and working in non-English speaking environments, including Asia, Europe, and the Americas. Mr. Graham also worked as a technology analyst on the subjects of storage, networking, servers, and services.

John Hayes is a co-founder of BlackRidge and has served as its Chief Technology Officer since its inception. Mr. Hayes is a technology entrepreneur who specializes in cyber security, networking, I/O interface design, storage architecture, and communications protocols. He has a proven track record of bringing concepts to market and is able to clearly communicate complex ideas to diverse audiences. Mr. Hayes is skilled at finding creative solutions for technology and business challenges

John Bluher is the Chief Financial Officer, Treasurer, and Secretary of BlackRidge. Mr. Bluher an attorney and specialist in financial management and operating growing early stage companies. He specializes in capital management, capitalization, structuring mergers and acquisitions, and valuations of public and private companies. Mr. Bluher has significant operating experience managing finance and budgeting and capital allocation models. He has 20 years of experience working or managing multiple departments in public companies and corporate governance. His experience also includes negotiating transactions and purchases, sales of assets and properties, creating value for growth companies and implementing corporate governance plans

Robert Lentz is a Director of BlackRidge and currently the President and CEO of Cyber Security Strategies. Mr. Lentz was the first Deputy Assistant Secretary of Defense for cyber and identity security, in which from November 2007 to October 2009, he led the DoD's transformation to Network Centric Operations including the establishment of US Cyber Command. Since November 2000, he served as the CISO for the Secretary of Defense overseeing global security post 9-11. He previously worked at the NSA from 1975 to 2000, where he served in the first National Computer Security Center and as Chief of Network Security. Mr. Lentz serves on the board of directors of multiple high tech companies, advisor to the University of Maryland University College and on the nominating committee to the Cyber Hall of Fame. Robert holds a BA from St. Mary's College and an MS in national strategy from National Defense University, and attended Harvard Business School.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

Board of Directors

Our board of directors consists of three persons, Robert Graham, John Hayes and Robert Lentz.  Messrs. Graham and Hayes are not "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace because they are officers and employees of the Company.  Mr. Lentz is considered independent.

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

The Company does not have a compensation committee and the entire board participates in the consideration of executive officer and director compensation.  The Company's president and chief technical officer are also members of the Company's board of directors and they participate in determining the amount and form of executive and director compensation.  To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Company does not have a standing nominating committee and the Company's entire board of directors performs the functions that would customarily be performed by a nominating committee.  The board of directors does not believe a separate nominating committee is required at this time due to the limited size of the Company's business operations and the limited resources of the Company which do not permit it to compensate its directors.  The board of directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

It is anticipated that the board of directors will appoint standing audit, nominating and corporate governance and compensation committees during the first quarter of 2017.

Code of Ethics

We have not previously adopted a Code of Ethics due to the small number of officers and employees and the size of the Company's operations.  It is anticipated that the new board of directors will adopt a Code of Ethics that applies to all of the Company's directors and executive officers serving in any capacity, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2016 and the directors took action by written consents in lieu of meetings.  The Company's policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. The Company did not hold an annual stockholders' meeting during 2016.

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

Based solely on a review of the copies of such reports furnished to us, we believe that all Section 16(a) filing requirements were timely met during 2016.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and our vice president in all capacities for the fiscal years ended December 31, 2016, 2015 and 2014.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000.
Summary Compensation Table

Name and principal position	Year	Salary		Bonus	Equity Compensation	All other compensation		Total
Robert Graham, CEO and President	2016	$225,000		-	-	-		$225,000
	2015	225,000		-	-	-		$225,000
	2014	200,000	(1)	-	-	-		$200,000
John Hayes, CTO	2016	$180,000	(2)	-	-	-		180,000
	2015	$180,000	(2)	-	-	-		-
	2014	$180,000	(3)	-	-	-		-
John Bluher, CFO	2016	$13,867		-	-	$108,000	(4)	$121.867
	2015	-		-	-	-		-
	2014	-		-	-	-		-
John B. Hoffman, Former President (5)	2016	-		-	-	$171,573		$171,573
	2015	-		-	-	$174,695		$174,695
	2014	$600		-	-	$156,005		$156,605
Bruce P. Crand, Former Vice President (6)	2016	-		-	-	$6,114		$6,114
	2015	-		-	-	$5,076		$5,076
	2014	$600		-	-	$8,673		$9,273

(1)	$169,927 of Mr. Graham's 2014 salary has been deferred as of this filing
(2)	$146,720 of Mr. Hayes' 2016 and 2015 salary has been deferred as of this filing
(3)	$146,927 of Mr. Hayes' 2014 salary has been deferred as of this filing
(4)	Represents 1099 payments to Mr. Bluher of which $12,000 have been deferred
(5)
All Other Compensation consists of: (i) payments made to Big John's Store LLC, a company managed and owned by John Hofman, under an Idaho Management Agreement with Big John's Store LLC for the provision of management services and office and warehouse space in the amount of $150,000 during 2016 and 2015, and $132,000 during 2014; (ii) medical insurance premiums in the amount of $13,823 during 2016, $16,045 during 2015 and $17,455 during 2014; and (iii) contributions to a Health Savings Account for the benefit of Mr. Hofman in the amount of $7,750 during 2016, $8,650 during 2015 and $6,550 during 2014.

(6)
All Other Compensation consists of: (i) expense reimbursement of $1,800 during 2016, 2015 and 2014 and (ii) medical insurance premiums in the amount of $4,314 during 2016, $3,276 during 2015 and $6,873 during 2014.

Additional Compensation

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 14, 2017 the number of shares of the Company's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock, and by each of the Company's officers and directors, and by all officers and directors as a group.  On such date, there were 21,790,683 issued and outstanding shares of our common stock and 3,783,791 issued and outstanding shares of our Series A preferred stock.  To the best of our knowledge, each person named below has sole voting and investment power, subject to community property laws where applicable, with respect to the shares shown unless otherwise indicated.

In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 14, 2017 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of the Company

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Amount of Number of Share Equivalents(2)		Total Beneficial Ownership	Percentage of Class
Principal Stockholders
Mag Ventures, LLC(14) 3 Fawn Hill Rd Burlington, CT 06013	200,000	4,213,730	(3)	4,413,730	16.97%
AltEnergy Cyber, LLC(15) 137 Rowayton Ave Norwalk, CT 06853	-	8,941,316	(4)	8,941,316	29.09%
Franklin S. Tuck 29 Tulip Tree Ln Darien, CT 06820	-	2,997,016	(5)	2,997,016	12.09%
Robert Zahm 7 Ridgewood Dr Rye, NY 10580	-	4,855,531	(6)	4,855,531	18.22%
John Snyder 10 Stone Fence Rd Bernardsville, NJ 07924	-	1,443,156	(7)	1,443,156	6.21%
Growth Ventures, Inc.(16) 14 Red Tail Dr Highlands Ranch, CO 80126	750,000	950,000	(8)	1,700,000	7.48%
Dr. Rao Kothapalli 2501 Jimmie Johnson Blvd #500 Port Arthur, TX 77640	500,000	980,383	(9)	1,480,393	6.50%
Hugh B. Underwood 19853 Park Dr Saratoga, CA 95070	366,670	1,478,006	(10)	1,844,676	7.93%

Officers and Directors
John Hayes	6,492,586	2,322,970	(11)	8,815,556	36.56%
Robert Graham	3,540,000	1,597,947	(12)	5,137,947	21.97%
Robert Lentz	100,000	142,740	(13)	242,740	* %
John Bluher	-	-		-	* %
All Officers and Directors As Group (4 Persons)	10,132,586	4,063,657		14,196,243	54.91%

(1)	The address for each named executive officer and director is the same address as the Company
(2)	Represents number of commons shares issuable upon exercise of warrants, options, and conversion of preferred stock
(3)	Represents 3,154,710 shares of common stock issuable upon conversion of 315,471 shares of preferred stock and 1,059,020 shares of common stock issuable upon exercise of warrants
(4)	Represents 4,026,012 shares of common stock issuable upon conversion of 402,601 shares of preferred stock and 4,915,304 shares of common stock issuable upon exercise of warrants
(5)	Represents 2,877,016 shares of common stock issuable upon conversion of 287,702 shares of preferred stock and 120,000 shares of common stock issuable upon exercise of warrants
(6)	Represents shares of common stock issuable upon conversion of 485,553 shares of preferred stock
(7)	Represents shares of common stock issuable upon conversion of 144,316 shares of preferred stock
(8)	Represents 200,000 shares of common stock issuable upon conversion of 20,000 shares of preferred stock and 750,000 shares of common stock issuable upon exercise of warrants
(9)	Represents shares of common stock issuable upon conversion of 98,039 shares of preferred stock
(10)	Represents 1,111,336 shares of common stock issuable upon conversion of 111,134 shares of preferred stock and 366,670 shares of common stock issuable upon exercise of warrants
(11)
Represents 417,647 shares of common stock issuable upon conversion of 41,765 shares of preferred stock, 1,105,323 shares of common stock issuable upon exercise of warrants and 800,000 shares of common stock issuable upon exercise of options

(12)	Represents 637,947 shares of common stock issuable upon conversion of 63,795 shares of preferred stock, and 960,000 shares of common stock issuable upon exercise of options
(13)	Represents common stock issuable upon exercise of options
(14)	Thomas Bruderman is the Managing Member of Mag Ventures, LLC
(15)	Russ Stidolph is the Managing Member of AltEnergy Cyber, LLC
(16)	Gary McAdam is the Trustee of Growth Venture, Inc

Item 13.  Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's length negotiations.

As of December 31, 2016, we were indebted to Bruce Crane, an officer, director and principal stockholder of the Company, in the principal amount of $3,500 pursuant to a demand note bearing interest at 6% per annum and in the aggregate amount of $939 pursuant to non-interest bearing advances with no formal repayment terms.

As of December 31, 2016, we were indebted to John Hofman, an officer, director and principal stockholder of the Company, in the aggregate principal amount of $167,252 pursuant to demand notes bearing interest at 6% to 18% per annum and in the aggregate amount of $8,188 pursuant to non-interest bearing advances with no formal repayment terms.

BrownWick, LLC, our wholly-owned subsidiary, entered into an Idaho Management Agreement dated as of February 1, 2011, with Big John's Store LLC, a company owned by John Hofman, our president, director and a principal stockholder, pursuant to which we pay a monthly management fee to Big John's Store LLC to manage our day-to-day business activities and provide us with office and warehouse space.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  We have historically paid monthly management fees in varying amounts to Big John's Store LLC pursuant to prior agreements approved by our stockholders.  The agreement was amended and restated on October 31, 2014 to increase the monthly fee from $10,700 to $12,500 effective as of November 1, 2014.  The monthly fee will be evaluated on an annual basis to take into account any future increases in Big John's Store's costs of providing the warehouse/office space, however there are no plans to increase the monthly fee at this time.  The total management fees paid to Big John's Store LLC were $150,000 during both fiscal years ended December 31, 2016 and 2015.  The terms of the Idaho Management Agreement are not the result of arm's length negotiations.

BrownWick, LLC also pays Bruce Crane $150 per month for expense reimbursement.

Each of John Hofman and Bruce Crane, our officers, directors and principal stockholders, own retail companies that purchase grain mills and other products from the Company.  Sales to these related parties totaled $43,664 and $81,062 for the years ended December 31, 2016 and 2015, respectively, or approximately 4% and 5% of our total sales for the years ended December 31, 2016 and 2015, respectively.  Accounts receivable from these related parties were $6,905 and $6,365 at December 31, 2016 and 2015, respectively.  Sales to these related parties are on the same terms as sales to unrelated third parties.

Director Independence

Our board of directors consists of three persons, Robert Graham, John Hayes and Robert Lentz.  Messrs. Graham and Hayes are not "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace because they are officers and employees of the Company.  Mr. Lentz is considered independent.

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

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2015.

During the fiscal years ended December 31, 2016 and 2015, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows:

	Year Ended
	December 31,
	2016	2015

Audit Fees	$22,870	$22,800
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$22,870	$22,800

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

Item 15.  Exhibits, Financial Statement Schedules

      The following documents are included as exhibits to this report.

(a) Exhibits

	SEC
Exhibit	Reference
Number	Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Bylaws	Incorporated by Reference(1)
4.1	4	Common Stock Purchase Warrant Agreement dated as of September 7, 2016	Incorporated by Reference(22)
4.2	4	Form of Five-Year Common Stock Purchase Warrant Included in Unit Offering	Incorporated by Reference(22)
10.1	10	Promissory Note from the Company to Bruce Crane dated December 23, 2005	Incorporated by Reference(1)
10.2	10	Promissory Note from the Company to Bruce Crane dated December 1, 2007	Incorporated by Reference(1)
10.3	10	Promissory Note from the Company to John Hofman dated September 12, 2005	Incorporated by Reference(1)
10.4	10	Promissory Note from the Company to John Hofman dated June 11, 2008	Incorporated by Reference(1)
10.5	10	Exclusive Manufacturing Agreement with Korean Manufacturer dated July 7, 2010	Incorporated by Reference(2)
10.6	10	Form of Authorized Dealer Agreement entered into with customers purchasing over $500 of product per year	Incorporated by Reference(2)
10.7	10	Authorized Dealer Agreement with Big John's LLC dated May 10, 2006	Incorporated by Reference(2)
10.8	10	Authorized Dealer Agreement with Kitchen Kneads dated August 29, 2005	Incorporated by Reference(2)
10.9	10	Promissory Note from the Company to John Hofman dated October 7, 2010	Incorporated by Reference(3)
10.10	10	Promissory Note from the Company to John Hofman dated December 27, 2010	Incorporated by Reference(3)
10.11	10	Promissory Note dated March 22, 2011	Incorporated by Reference(4)
10.12	10	Amendment to Promissory Note from the Company to Bruce Crane dated as of June 1, 2011	Incorporated by Reference(5)
10.13	10	Promissory Note dated July 21, 2011	Incorporated by Reference(6)
10.14	10	Promissory Note dated February 27, 2012	Incorporated by Reference(7)
10.15	10	Promissory Note dated September 19, 2012	Incorporated by Reference(8)
10.16	10	Promissory Note dated March 26, 2013	Incorporated by Reference(9)
10.17	10	Promissory Note dated April 12, 2013	Incorporated by Reference(10)
10.18	10	Promissory Note dated August 6, 2013	Incorporated by Reference(11)
10.19	10	Promissory Note dated November 8, 2013	Incorporated by Reference(12)
10.20	10	Promissory Note dated April 18, 2014	Incorporated by Reference(13)
10.21	10	Promissory Note dated May 27, 2014	Incorporated by Reference(13)
10.22	10	Promissory Note dated July 31, 2014	Incorporated by Reference(14)
10.23	10	Promissory Note dated August 12, 2014	Incorporated by Reference(14)
10.24	10	Line of Credit Promissory Note dated May 27, 2014	Incorporated by Reference(14)
10.25	10	License Agreement with Messerschmidt Hausgerate GmbH dated June 20, 2012	Incorporated by Reference(15)
10.26	10	Promissory Note dated October 9, 2014	Incorporated by Reference(15)
10.27	10	Idaho Management Agreement between Big John's Store LLC and Brownwick, LLC dated as of October 31, 2014	Incorporated by Reference(15)
10.28	10	Promissory Note dated February 16, 2015, 2014	Incorporated by Reference(16)
10.29	10	Promissory Note dated March 27, 2015	Incorporated by Reference(16)
10.30	10	Promissory Note dated May 12, 2015	Incorporated by Reference(17)
10.31	10	Promissory Note dated August 6, 2015	Incorporated by Reference(18)
10.32	10	Promissory Note dated August 13, 2015	Incorporated by Reference(18)
10.33	10	Promissory Note dated November 16, 2015	Incorporated by Reference(19)
10.34	10	Promissory Note dated March 4, 2016	Incorporated by Reference(20)
10.35	10	Promissory Note dated March 24, 2016	Incorporated by Reference(20)
10.36	10	Promissory Note dated April 16, 2016	Incorporated by Reference(21)
10.37	10	Promissory Note dated May 5, 2016	Incorporated by Reference(21)
10.38	10	Promissory Note dated July 15, 2016	Incorporated by Reference(22)
10.39	10	Promissory Note dated August 9, 2016	Incorporated by Reference(22)
10.40	10	Agreement and Plan of Reorganization dated as of September 6, 2016	Incorporated by Reference(23)
10.41	10	Warrant Purchase Agreement dated as of September 7, 2016	Incorporated by Reference(22)
10.42	10	Completion of Plan of Reorganization dated as of February 22, 2017	Incorporated by Reference(24)
10.43	10	Disposition of Assets dated as of March 31, 2017	Incorporated by Reference(25)
21.1	21	Schedule of the Registrant's Subsidiaries	Incorporated by Reference(19)
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Office	This Filing
101.ins	101	XBRL.Instance
101.xsd	101	XBRL.Schema
101.cal	101	XBRL.Calculation
101.def	101	XBRL.Definition
101.lab	101	XBRL.Label
101.pre	101	XBRL.Presentation

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
(15) Incorporated by reference to the Company's 2014 Annual Report on Form 10-K filed March 31, 2015.
(16) Incorporated by reference to the Company's March 31, 2015 Report on Form 10-Q filed May 13, 2015.
(17) Incorporated by reference to the Company's June 30, 2015 Report on Form 10-Q filed August 14, 2015.
(18) Incorporated by reference to the Company's September 30, 2015 Report on Form 10-Q filed November 16, 2015.
(19) Incorporated by reference to the Company's December 31, 2015 Report on Form 10-K filed March 30, 2016.
(20) Incorporated by reference to the Company's March 31, 2016 Report on Form 10-Q filed May 20, 2016.
(21) Incorporated by reference to the Company's June 30, 2016 Report on Form 10-Q filed August 15, 2016.
(22) Incorporated by reference to the Company's September 30, 2016 Report on Form 10-Q filed November 16, 2015.
(23) Incorporated by reference to Exhibit Number 10.1 of the current report on Form 8-K filed with the SEC on September 7, 2016 and amended on Form 8-K filed with the SEC on February 24, 2017
(24) Incorporated by reference to the current report on Form 8-K filed with the SEC on February 24, 2017
(25) Incorporated by reference to the current report on Form 8-K filed with the SEC on April 6, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Grote Molen, Inc.

Dated: April 14, 2017	By /s/ Robert Graham
Robert Graham
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: April 14, 2017	By /s/ Robert Graham
Robert Graham
Chief Executive Officer and President

Dated: April 14, 2017	By /s/ John Bluher
John Bluher
Chief Financial Officer

GROTE MOLEN, INC. AND SUBSIDIARY

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 N. HIGHWAY 89 STE. 130
FARMINGTON, UTAH  84025
_______________
(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Grote Molen, Inc. and Subsidiary
Pocatello, Idaho

We have audited the accompanying consolidated balance sheets of Grote Molen, Inc. and Subsidiary as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Grote Molen, Inc. and Subsidiary's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grote Molen, Inc. and Subsidiary as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Grote Molen, Inc. and Subsidiary will continue as a going concern. As discussed in Note 2 to the financial statements, Grote Molen, Inc. and Subsidiary has incurred losses and negative cash flows from operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
April 14, 2017

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$111,565	$9,251
Accounts receivable	26,005	27,565
Accounts receivable – related parties	11,905	11,365
Inventories	1,061,558	708,893
Deposits	50,000	64,685
Prepaid expenses	565	356

Total current assets	1,261,598	822,115

Property and equipment, net	121,217	139,688
Intangible assets, net	62,820	63,068

Total assets	$1,445,635	$1,024,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$411,841	$74,970
Accounts payable – related parties	14,250	-
Accrued interest payable – related parties	42,240	53,507
Accrued interest payable	19,502	22,686
Current portion of long-term debt – related party	-	2,943
Notes payable – related parties	179,879	130,127
Notes payable	118,000	136,100

Total current liabilities	785,712	420,333

Long-term debt:
Note payable, less current portion	139,603	145,139

Total liabilities	925,315	565,472

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 24,899,330 and 22,200,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	24,899	22,200
Additional paid-in capital	465,469	147,800
Retained earnings	29,952	289,399

Total stockholders' equity	520,320	459,399

Total liabilities and stockholders' equity	$1,445,635	$1,024,871

See notes to consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

Revenues:
Sales	$962,782	$1,446,128
Sales to related parties	43,664	81,062

Total revenues	1,006,446	1,527,190

Cost of revenues:
Cost of sales	712,517	1,052,429
Cost of related party sales	32,314	58,993

Total cost of revenues	744,831	1,111,422

Gross profit	261,615	415,768

Operating costs and expenses:
Selling, general and administrative	319,973	304,095
Management fees to related parties	151,800	151,800
Depreciation and amortization	17,081	18,016

Total operating costs and expenses	488,854	473,911

Loss from operations	(227,239)	(58,143)

Other income (expense):
Interest expense – related parties	(18,051)	(10,628)
Interest expense	(16,197)	(15,009)
Gain on sale of property and equipment	2,072	-

Total other expense	(32,176)	(25,637)

Loss before income taxes	(259,415)	(83,780)

Income tax (provision) benefit	(32)	31,660

Net loss	$(259,447)	$(52,120)

Net loss per common share -
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	22,746,068	22,200,000

See notes to consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

					Additional Paid-In Capital	Retained Earnings	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance, December 31, 2014	-	$-	22,200,000	$22,200	$147,800	$341,519	$511,519
Net loss	-	-	-	-	-	(52,120)	(52,120)

Balance, December 31, 2015	-	-	22,200,000	22,200	147,800	289,399	459,399
Issuance of common shares for cash			2,699,330	2,699	267,233	-	269,932
Warrants issued in conversion of debt	-	-	-	-	50,436	-	50,436
Net loss	-	-	-	-	-	(259,447)	(259,447)

Balance, December 31, 2016	-	$-	24,899,330	$24,899	$465,469	$29,952	$520,320

See notes to consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(259,447)	$(52,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,081	18,016
Gain on sale of property and equipment	(2,072)	-
Fees added to loan principal	156
(Increase) decrease in:
Accounts receivable	1,560	17,652
Accounts receivable – related parties	(540)	1,776
Inventories	(352,665)	(380,733)
Deposits	14,685	317,610
Prepaid expenses	(209)	6,579
Increase (decrease) in:
Accounts payable and accrued expenses	336,871	23,949
Accounts payable – related parties	14,250	-
Accrued interest payable – related parties	(11,267)	8,571
Accrued interest payable	(2,748)	8,491
Net cash used in operating activities	(244,345)	(30,209)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	3,710	-
Net cash provided by investing activities	3,710	-

Cash flows from financing activities:
Proceeds from long-term note payable	5,300	28,700
Proceeds from issuance of notes payable – related parties	300,000	-
Proceeds from issuance of notes payable	91,500	44,500
Proceeds from issuance of common stock	269,932	-
Repayment of notes payable – related parties	(250,248)	(24,500)
Repayment of notes payable	(59,600)	-
Repayment of long-term note payable	(10,992)	(20,314)
Repayment of long-term debt – related party	(2,943)	(49,734)
Net cash provided by (used in) financing activities	342,949	(21,348)

Net decrease in cash	102,314	(51,557)

Cash, beginning of year	9,251	60,808
Cash, end of year	$111,565	$9,251

Non-Cash Investing and Financing Activities
Conversion of note payable and accrued interest to warrants	$50,436	$-

Supplemental Cash Flow Information
Cash paid during the year for interest	$48,023	$7,709
Cash paid during the year for income taxes	$32	$34
See notes to consolidated financial statements

GROTE MOLEN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  We determined that no allowance for doubtful accounts was required at December 31, 2016 and 2015.

Inventories

Inventories, consisting primarily of grain mills, kitchen mixers, parts and accessories, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  We purchase substantially all inventories from two foreign suppliers, and have been dependent on those suppliers for substantially all inventory purchases since we commenced operations.  When market value is determined to be less than cost, the Company records an allowance for obsolescence.  At December 31, 2016 and 2015, the Company did not believe there to be any obsolescence, and has therefore not recorded an allowance.

Deposits

Generally, we are required to pay advanced deposits toward the purchase of inventories from our principal suppliers.  Such advanced payments are recorded as deposits, a current asset in the accompanying consolidated financial statements.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method based on the estimated useful lives of the assets as follows: office equipment – 3 to 5 years; warehouse equipment – 5 to 10 years; website development – 3 years; and molds – 10 years.  Depreciation expense was $16,833 and $16,964 for the years ended December 31, 2016 and 2015, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization.  Amortization of definite lived intangible assets is computed using the straight-line method based on the estimated useful lives or contractual lives of the assets, which range from 10 to 30 years.  Amortization expense was $ 248 and $1,052 for the years ended December 31, 2016 and 2014, respectively.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  No events or changes in circumstances have occurred to indicate that the carrying amount of our long-lived assets may not be recoverable.  Therefore, no impairment loss was recognized during the years ended December 31, 2016 and 2015.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ ("ASC") Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management's estimate of the percentage of time spent by personnel in research and development activities.  We had no material research and development costs for the years ended December 31, 2016 and 2015.
Advertising

Advertising costs are non-direct in nature, and are expensed over the periods in which the advertising takes place.  Advertising expense totaled $68,431 and $58,894 for the years ended December 31, 2016 and 2015, respectively.

Shipping and Handling

The Company recognizes shipping and handling fees in accordance with ASC 605, Shipping and Handling Fees and Costs.  Accordingly, amounts charged to customers are included in the Company's revenue, and shipping costs are included in selling, general and administrative expenses.  For the years ended December 31, 2016 and 2015, these costs amounted to $26,616 and $33,084, respectively.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect as of the date of the issuance of these financial statements. The following pronouncements will significantly impact future reporting of financial positon and results of operations.  Management is currently assessing implementation.

The FASB has issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods.

The FASB has issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.
•
Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

•
The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity).

The FASB has issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period.

The FASB has issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2016 the Company incurred a net loss of $259,447 and had negative cash from operations of $244,345.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable consist of the following at December 31:

	2016	2015

Trade accounts receivable – related parties	$6,905	$6,365
Employee advances	5,000	5,000
Total accounts receivable – related parties	11,905	11,365
Trade accounts receivable	26,005	27,565

	$37,910	$38,930

Property and equipment consist of the following at December 31:

	2016	2015

Office equipment	$4,335	$4,335
Warehouse equipment	7,122	16,927
Website development	2,000	2,000
Molds	150,615	150,615

	164,072	173,877
Accumulated depreciation	(42,855)	(34,189)

	$121,217	$139,688

Intangible assets consist of the following at December 31:

	2016	2015

License – definite lived	$10,500	$10,500
License – indefinite lived	62,720	62,720
Patent	100	100

	73,320	73,320
Accumulated amortization	(10,500)	(10,252)

	$62,820	$63,068

NOTE 4 – RELATED PARTY DEBT

Notes payable – related parties are unsecured and are comprised of the following at December 31:

	2016	2015

Note payable to a stockholder, due on demand, interest at 6% per annum	$-	$30,000
Note payable to a stockholder, due on demand, interest at 6% per annum	3,500	3,500
Note payable to a stockholder, due on demand, interest at 6% per annum	38,000	38,000
Note payable to a stockholder, due on demand, interest at 6% per annum	10,000	10,000
Note payable to a stockholder, due on demand, interest at 6% per annum	5,000	5,000
Note payable to a stockholder, due on demand, interest at 8% per annum	9,000	9,000
Note payable to a stockholder, due on demand, interest at 8% per annum	-	15,000
Note payable to a stockholder, due on demand, interest at 8% per annum	-	10,500
Note payable to a stockholder, due on demand, interest at 18% per annum	105,252	-
Non-interest bearing advances from stockholders, no formal repayment terms	9,127	9,127

Total	$179,879	$130,127

Long-term debt – related party is comprised of the following at December 31:

	2016	2015

Note payable to a stockholder, due in monthly installments of $4,000 through February 2016, with interest at 6.97 % per annum	$-	$2,943
Less current portion	-	(2,943)

Long-term portion	$-	$-

Interest expense on this related party debt was $18,051 and $10,628 for the years ended December 31, 2016 and 2015, respectively.  Accrued interest payable to related parties was $42,420 and $53,507 at December 31, 2016 and 2015, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable to non-related parties are unsecured and are comprised of the following at December 31:

	2016	2015

Note payable, due on demand, interest at 8% per annum	$-	$15,000
Note payable, due on demand, interest at 8% per annum	-	20,000
Note payable, due on demand, interest at 8% per annum	-	5,000
Note payable, due on demand, interest at 8% per annum	7,000	7,000
Note payable, due on demand, interest at 6% per annum	15,000	15,000
Note payable, due on demand, interest at 6% per annum	10,000	10,000
Note payable, due on demand, interest at 6% per annum	-	4,000
Note payable, due on demand, interest at 6% per annum	-	5,600
Note payable, due on demand, interest at 6% per annum	10,000	10,000
Note payable, due on demand, interest at 6% per annum	10,000	10,000
Note payable, due on demand, interest at 6% per annum	-	10,000
Note payable, due on demand, interest at 6% per annum	10,000	10,000
Note payable, due on demand, interest at 6% per annum	2,500	2,500
Note payable, due on demand, interest at 6% per annum	9,000	9,000
Note payable, due on demand, interest at 6% per annum	3,000	3,000
Note payable, due on demand, interest at 6% per annum	20,000	3,000
Note payable, due on demand, interest at 6% per annum	5,000	3,000
Note payable, due on demand, interest at 6% per annum	6,500	3,000
Note payable, due on demand, interest at 6% per annum	10,000	3,000

Total	$118,000	$136,100

We had a long-term note payable to a bank with a principal balance of 139,603 and $145,139 at December 31, 2016 and 2015, respectively.  The long-term note payable is a line of credit promissory note bearing interest at an indexed rate plus 2% (4.75% at December 31, 2016), requiring monthly interest payments only, and maturing on May 16, 2021.  The note payable has an available line of credit of $150,000, and is secured by a deed of trust on certain real estate owned by one of the principal stockholders of the Company and by the Company's inventories, property and equipment, and intangible assets.

Accrued interest payable on the notes payable was $19,502 and $22,686 at December 31, 2016 and December 31, 2015, respectively.

NOTE 6 – INCOME TAXES

The Company had an income tax provision for the year ended December 31, 2015 of $32.

The reconciliation of the income tax (provision) benefit computed at the U.S. federal statutory tax rate to the Company's effective tax rate is as follows for the years ended December 31:
	2016	2015

Federal benefit at statutory rate	$88,201	$28,485
State income tax, net of federal benefit	17,353	4,655
Other	(322)	8,410
Redetermination of prior year taxes	-	-
Change in valuation allowance	(105,264)	(9,890)

Income tax (provision) benefit	$(32)	$31,660

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2016	2015

Current assets:
Related party interest expense	$17,572	$22,259
Charitable contributions	3,817	3,817
Net operating loss carryforward	130,948	27,695

Long-term liability – depreciation and amortization	(20,105)	(26,782)

	132,253	26,989
Valuation allowance	(132,253)	(26,989)

	$-	$-

In recording the valuation allowances, we were unable to conclude that it is more likely than not that all or a portion of a net deferred tax asset will be realized.

As of December 31, 2016, we had net operating loss carryforwards of approximately $315,000 available to offset future taxable income through 2025.

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements.  We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the years ended December 31, 2016 and 2015.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses.  As of December 31, 2016 and 2015, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and in the state of Idaho.  All U.S. federal and Idaho state income tax returns from 2009 through the year ended December 31, 2016 are subject to examination.

NOTE 7 – RELATED PARTY TRANSACTIONS

Pursuant to an agreement effective in February 2011, we pay a monthly management fee to a company owned by one of the major stockholders of the Company to manage our day-to-day business activities and to provide business space.  Historically we have paid monthly management fees in varying amounts to this related party pursuant to prior agreements approved by the stockholders of the Company.  The agreement is on a month-to-month basis and can be cancelled at any time by the vote of management.  The agreement was amended and restated on October 31, 2014 to increase the fee to $12,500 effective November 1, 2014.  Also included in management fees are monthly payments of $150 to another major stockholder of the Company for expense reimbursement.  Management fees to related parties totaled $151,800 for both of the years ended December 31, 2016 and 2015.

Each of the two principal stockholders of the Company own companies that are our customers.  Sales to these related parties totaled $43,664 and $81,062 for the years ended December 31, 2016 and 2015, respectively, or approximately 5% for each year.  Accounts receivable from these related parties totaled $6,905 and $6,365 at December 31, 2016 and 2015, respectively.

See Note 4 for discussion of related party debt and interest expense.

NOTE 8 – CAPITAL STOCK

The Company's preferred stock may have such rights, preferences and designations and may be issued in such series as determined by our Board of Directors.  No preferred shares were issued and outstanding at December 31, 2016 and 2015.

During the year ended December 31, 2016, Grote Molen sold 2,699,330 Units, each consisting of one share of common stock and one five-year common stock purchase warrant exercisable at $0.70 per share, in a private offering to accredited investors, at an offering price of $0.10 per Unit, for total proceeds of $269,932.

The Company estimated the grant date value of the five-year common stock purchase warrants included in the Units sold in the private placement at $0.01 per warrant, or a total of $26,993, using the Black-Scholes option pricing model, which value was recorded to additional paid-in capital.  The remaining $242,940 of the proceeds from the sale of the Units was allocated to the common stock included in the Units sold.

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

NOTE 9 – AGREEMENT AND PLAN OF REORGANIZATION

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

The Reorganization was completed on February 22, 2017 (see Note 12 – subsequent events), and resulted in a change of control of Grote Molen with the Blackridge stockholders being able to elect the directors and control the policies and practices of the Grote Molen.  It is anticipated that the transaction will be accounted for as a reverse acquisition for accounting purposes.

NOTE 10 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the years ended December 31, 2016 and 2015, the Company had non-cash financing and investing activities of $50,436 related to the conversion of a note and accrued interest into warrants.

We paid cash for income taxes of $32 and $34 for the years ended December 31, 2016 and 2015, respectively.  We paid cash for interest of $48,023 and $7,709 for the years ended December 31, 2016 and 2015, respectively.

NOTE 11 – SIGNIFICANT CONCENTRATIONS

In addition to the sales to related parties discussed in Note 7, we had sales to one customer that accounted for approximately 10% and 7% of total sales for each of the years ended December 31, 2016 and 2015, respectively.

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

Debt Issuances

On February 2,2017, the Company issued a $100,000 convertible note bearing interest at 10% per annum.  The note matures on March 31, 2018 and convertible at a price of $0.66 per share at the holder's request.  The note was repaid in full on April 4, 2017 along with $1,785 in accrued interest.

Unregistered Sales of Equity

Between January 1, 2017 and February 22, 2017, we received proceeds of $35,000 from the sale of 350,000 Units, each consisting of one share of common stock and one five-year common stock purchase warrant exercisable at $0.70 per share

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the Agreement, we issued 3,783,791 shares of our newly designated Series A Preferred Stock and 12,825,683 shares of Common Stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.

Between February 27, 2017 and March 31, 2017, the Company sold an aggregate 6,214,606 shares of Common Stock with 4,660,955 detachable 5 year warrants to purchase additional shares of the Company's Common Stock at the price of $0.60 per share to several investors for gross proceeds of $2,796,573 or $0.45 per share.

Between February 2, 2017 and March 6, 2017, the Company issued warrants to purchase 316,667 shares of the Company's Common Stock at an exercise price per share of $0.60 to several parties in conjunction with short term Financing.

Reorganization Agreement

On September 6, 2016, the Company and BlackRidge Technology Holdings, Inc., a Delaware corporation ("BlackRidge") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") originally dated as of September 6, 2016, and amended on February 22, 2017 to update the number of common shares, warrants, and options granted and outstanding as of the closing date.

On February 22, 2017 (the "Closing Date"), we completed the actions contemplated by the Reorganization Agreement and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the Agreement, we issued 3,783,791 shares of our newly designated Series A Preferred Stock and 12,825,683 shares of Common Stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Additionally, certain stockholders of the Company returned for cancellation a total of 16,284,330 shares of our Common Stock.  Upon the completion of the Reorganization, BlackRidge became a wholly-owned subsidiary of the Company and the Company had a total of 3,783,791 shares of Series A Preferred Stock and 21,790,683 shares of Common Stock outstanding, with the former BlackRidge stockholders owning 3,783,791 shares or 100% of Series A Preferred Stock and 12,825,683 shares or approximately 58.9% of Common Stock.  Upon completion of the Reorganization, we also had outstanding warrants entitling the holders to acquire a total of 18,541,579 shares of the Company's Common Stock at an average exercise price of $0.46 per share.  The Reorganization resulted in a change of control of the Company.  For accounting purposes, BlackRidge will be treated as the acquirer and the historical financial statements of BlackRidge will become the Company's historical financial statements.  The acquisition is intended to constitute a tax-free reorganization pursuant to the applicable provisions of the Internal Revenue Code of 1986, as amended.

At the closing of the Reorganization, Robert Graham was appointed as President, and John Bluher was appointed Chief Financial Officer, Treasurer and Secretary.  In addition, Bruce Crane resigned from his position as a director and Robert Graham was appointed as a director of the Company to fill the vacancy created by such resignation.  John Hofman, our remaining director, resigned from such position effective following our compliance with rule 14f-1 promulgated under the Exchange Act, and John Hayes and Robert Lentz were appointed as directors of the Company effective at such time as Mr. Hofman's resignation became effective.

Asset divestiture

On March 31, 2017, the Company completed the sale of substantially all the assets, other than cash, used in or connection with the Company's home grain mill and kitchen mixer business to John Hofman and Bruce Crane, former officers and directors of the Company, in consideration for the assumption by such persons of substantially all the liabilities incurred by the Company in connection with such business.  The assets divested consisted of the non-cybersecurity assets of the Company and included accounts receivable, inventory, deposits, property and equipment and intangible assets.  The liabilities divested included the non-cybersecurity liabilities of the Company and included accounts payable and accrued expenses and long and short-term notes payable and accrued interest thereon.

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
515 South 400 East
Salt Lake City, UT 84111
_______________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of
Blackridge Technology Holding, Inc.
Reno, NV

We have audited the accompanying consolidated balance sheets of Blackridge Technology Holding, Inc. (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2016 and 2015, and the related notes to the consolidated financial statements. Blackridge Technology Holding, Inc.'s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company suffered losses from operations during the years ended December 31, 2016 and 2015, has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah
April 14, 2017

 BLACKRIDGE TECHNOLOGY HOLDING, INC.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current Assets:
Cash	$57,033	$3,020
Accounts Receivable	-	50,000
Inventory	-	-
Prepaid Expenses	100,954	91,937
Total Current assets	157,987	144,957

Intangible Assets, net	5,923,543	4,699,983
Total Assets	6,081,530	4,844,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	2,038,273	1,200,189
Accounts Payable – Related Party	819,725	549,236
Accrued Interest	52,888	2,948,354
Accrued Interest – Related Party	1,241,911	861,429
Wages Payable	10,696,311	9,527,552
Deferred Revenue	19,988	27,120
Notes Payable, Short Term	89,221	89,221
Current Portion of Long Term Debt	400,000	-
Convertible Notes, Short Term net of unamortized debt discounts of $0 and $10,424, respectively	-	9,587,521
Convertible Notes, Short Term – Related Party	284,172	331,763
Total Current Liabilities	15,642,489	25,122,385

Contingent Liability	37,500	37,500
Notes Payable, Long Term	800,000	-
Convertible Notes, Long Term – Related Party	3,712,638	3,895,810
Total Liabilities	20,192,627	29,055,695

Stockholders' Deficit
Preferred Stock, Par Value $0.001, 50,000,000 shares authorized; 36,712,907 and 98,040 issued and outstanding as of December 31, 2016 and 2015, respectively	36,713	98
Common Stock, Par Value $0.001, 90,000,000 shares authorized; 13,325,681 issued and outstanding as of December 31, 2016 and 2015, respectively	13,326	13,326
Additional Paid-In Capital	20,254,596	3,110,733
Accumulated Deficit	(34,550,732)	(27,334,912)
Subscription Payable	135,000	-
Total Stockholders' Deficit	(14,111,097)	(24,210,755)
Total Liabilities and Stockholders' Deficit	$6,081,530	$4,844,940

The accompanying notes are an integral part of these consolidated financial statements.

BLACKRIDGE TECHNOLOGY HOLDING, INC.
Consolidated Statements of Operations

	December 31, 2016	December 31, 2015
Revenue	$84,023	$212,210
Cost of Goods Sold	-	15,134
Gross Profit	84,023	197,076

Operating Expenses
Engineering	37,282	151,545
Sales and Marketing	25,740	8,087
General and Administrative	5,172,238	4,838,206

Total Operating Expenses	5,235,260	4,997,838

Net Operating (Loss)	(5,151,237)	(4,800,762)

Other Income (Expense)
Other Income	-	4,508
Interest Income	205	493
Interest Expense	(1,415,426)	(1,699,882)
Interest Expense – Related Party	(649,362)	(577,496)

Net (loss) from operations	(7,215,820)	(7,073,139)

Income Tax	-	-

Net (loss)	$(7,215,820)	$(7,073,139)

Basic and Diluted Loss Per Share	$(0.54)	$(0.53)

Weighted Average Shares Outstanding – Basic and Diluted	13,325,681	13,325,681

The accompanying notes are an integral part of these consolidated financial statements.

BLACKRIDGE TECHNOLOGY HOLDING, INC.
Consolidated Statements of Changes in Stockholders' Deficit

	Shares Outstanding - Preferred	Preferred Stock	Shares Outstanding - Common	Common Stock	Additional Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2014	-	$-	13,325,681	$13,326	$3,060,831	$-	$(20,261,773)	$(17,187,616)

Issuance of Preferred Stock	98,040	98	-	-	49,902	-	-	50,000
Net (loss)	-	-	-	-	-	-	(7,073,139)	(7,073,139)

Balance as of December 31, 2015	98,040	98	13,325,681	13,326	3,110,733	-	(27,334,912)	(24,210,755)

Issuance of Preferred Stock	6,089,219	6,089	-	-	3,124,915	135,000	-	3,266,004
Note Conversions	30,525,648	30,526	-	-	14,018,948	-	-	14,049,474
Net (loss)	-	-	-	-	-	-	(7,215,820)	(7,215,820)

Balance as of December 31, 2016	36,712,907	$36,713	13,325,681	$13,326	$20,254,596	$135,000	$(34,550,732)	$(14,111,097)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKRIDGE TECHNOLOGY HOLDING, INC.
Consolidated Statements of Cash Flows

	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(7,215,820)	$(7,073,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	365,134	259,875
Amortization of Debt Discounts	10,424	234,172
Changes in Assets and Liabilities
Accounts Receivable	50,000	(50,000)
Inventory	-	7,117
Prepaid Expense	(9,017)	(21,103)
Accounts Payable	854,306	236,516
Accounts Payable – Related Party	270,489	311,567
Accrued Interest	1,404,691	1,463,895
Accrued Interest – Related Party	649,362	577,496
Deferred Revenue	(7,132)	27,120
Wages Payable	1,471,942	898,230
Net Cash Used in Operating Activities	(2,155,621)	(3,128,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Intangible Assets	(1,056,370)	(92,606)
Net Cash Used in Investing Activities	(1,056,370)	(92,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Preferred Stock	3,131,004	50,000
Proceeds from Subscriptions Payable	135,000	-
Proceeds from Issuance of Convertible Notes, Net	-	2,154,940
Proceeds from Issuance of Convertible Notes – Related Party	-	101,000
Principal Payments of Short Term Notes	-	(60,000)
Net Cash Provided by Financing Activities	3,266,004	2,245,940

Net Increase (Decrease) in Cash and Cash Equivalents	54,013	(974,920)

Cash and Cash Equivalents, Beginning	3,020	977,940

Cash and Cash Equivalents, Ending	57,033	3,020

NON-CASH INVESTING AND FINANCING ACTIVITIES
Wages Payable Included in Capitalized Intangible Assets	$532,324	$1,444,272
Notes Payable Issued to Settle Liabilities	$1,200,000	$-
Preferred Stock Issued for Accrued Interest	$4,097,831	$-
Preferred Stock Issued for Accrued Interest – related party	$268,880	$-
Preferred Stock Issued for Convertible Notes	$9,452,000	$-
Preferred Stock Issued for Convertible Notes – related party	$230,763	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$311	$1,815
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLACKRIDGE TECHNOLOGY HOLDING, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 31 2016 and 2015

NOTE 1 ‑ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Blackridge Holdings, Inc. (the "Company") was organized under the laws of the State of Delaware on April 23, 2010. The Company sells identity based network security to protect hybrid cloud and mainframe workloads from cyber-attacks and insider threats.

On September 6, 2016, the Company entered into an agreement and plan of reorganization with Grote Molen, Inc., a Nevada corporation, and Grote Merger Co.(together "Grote"), a Delaware corporation providing for Grote's acquisition of the Company in exchange for a controlling number of shares of the Grote's preferred and common stock pursuant to the merger of Grote Merger Co. with and into BlackRidge, with Blackridge continuing as the surviving corporation.    This agreement was finalized on February 22, 2017 (see Note 10 – Subsequent Events).

Principles of Consolidation - The Company and its subsidiaries consist of the following entities, which have been consolidated in the accompanying financial statements:
Blackridge Technology Holding, Inc.
Blackridge Technology, Inc.
Blackridge Technology Government, Inc.

All intercompany balances have been eliminated in consolidation.

Fair Value of Financial Instruments - The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.  At December 31, 2016 and 2015, the Company had no cash balances in excess of FDIC insured limits.

Significant customers are those which represent more than 10% of the Company's revenue for each period presented, or the Company's accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue		Accounts Receivable
	Years Ended December 31		December 31
Customers	2016	2015	2016	2015
Customer A	55%	-	-	-
Customer B	33%	9%	-	-
Customer C	-	49%	-	-
Customer D	-	42%	-	100%

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms and are recorded at the invoiced amount, net of any allowance for doubtful accounts, and do not typically bear interest. The Company assesses the collectability of the accounts by taking into consideration the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expenses are recorded as part of selling, general and administrative expenses in the consolidated statements of operations. The Company writes off the receivable balance against the allowance when management determines a balance is uncollectible. The Company also reviews its customer discounts and an accrual is made for discounts earned but not yet utilized at each period end.  The Company does not believe there to be any question as to the collectability of its receivables as of December 31, 2015 and has, therefore, not created an allowance as of this date.

Inventory - Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.  When market value is determined to be less than cost, the Company records an allowance for obsolescence.  The company's inventory assets at December 31, 2016 and 2015 consisted primarily of hardware appliances valued as follows:

	As of December 31, 2016	As of December 31, 2015
Inventory	$335,655	$345,930
Less: allowance for obsolescence	(335,655)	(345,930)
	$-	$-

Revenue Recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

The Company may enter into arrangements that can include various combinations of software, services, and hardware. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. We use a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence, and (iii) best estimate of selling price ("ESP"). For software elements, we follow the industry specific software guidance which only allows for the use of VSOE in establishing fair value. Generally, VSOE is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold if it is probable that the price will not change before introduction into the marketplace. ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. Our process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable.

Any revenue received that does not yet meet the above recognition standards is recorded to unearned revenue, and held as a liability until recognition occurs.

Intangible Assets - Acquired intangible assets are recorded at estimated fair value, net of accumulated amortization. Costs incurred in obtaining certain patents and intellectual property as well as software development expenses, are capitalized and amortized over their related estimated useful lives, using a straight-line basis consistent with the underlying expected future cash flows related to the specific intangible asset. Costs to renew or extend the life of intangible assets are capitalized and amortized over the remaining useful life of the asset. Amortization expenses are included as a component of selling, general and administrative expenses in the consolidated statements of operations.  The Company's continued ability to extend and/or renew the rights associated with these intangible assets may have an impact on future cash flows.

Useful life estimates for the Company's significant intangible asset classes are as follows:

Useful Life
Patent Costs	20 years
Software Licenses	7 years
Software Development Costs	15 years

Impairment of Long-Lived Assets - The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value of assets to be used and fair value less disposal cost for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued loss associated with assets used to generate revenue.

Earnings (Loss) Per Share - The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, "Earnings Per Share".  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Income Taxes - Income taxes are provided in accordance with ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Provision for income taxes consists of federal and state income taxes in the United States. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance at least in the near term.

Recently Enacted Accounting Standards - From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2016 the Company incurred a net loss of $7,215,820 and inception to date losses are equal to $34,550,732.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – INTANGIBLE ASSETS

In accordance with ASC 350-40, ASC 350-50, and ASC 985-20, during the years ended December 31, 2016 and 2015, the Company capitalized $1,588,694 and $1,537,878, respectively, towards the development of software, intellectual property, and patent expenses.

The Company amortizes these costs over their related useful lives (approximately 7 to 20 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company recorded amortization of $365,134 and $259,875 related to intangible assets during the years ended December 31, 2016 and 2015, respectively.

	As of December 31, 2016	As of December 31, 2015	Amortization Period
Patent costs	422,995	397,900	20 years
Software licenses	58,260	58,260	7 years
Capitalized software development costs	6,432,075	4,868,476	15 years
Less: accumulated depreciation	(989,787)	(624,653)
	$5,923,543	$4,699,983

NOTE 4 – NOTES PAYABLE

Short term notes

At December 31, 2016 and 2015, the Company had outstanding short term debt totaling $89,221.  These notes bear interest at the rate of 12% annually and have maturity dates ranging from January 1, 2012 through December 31, 2014.  As these notes have exceeded their initial maturity dates, they are subject to the default interest rate of 18% per annum.

The following table summarizes the Company's short term notes payable for the years Ended December 31, 2016 and 2015:

	2016	2015
Beginning Balance	$89,221	$149,221
Repayments on loans	-	(60,000)
Ending Balance	$89,221	$89,221

Long term notes

On November 2, 2016 the Company entered into settlement agreements with two holders of convertible debt and other payables in which the Company agreed to issue new long-term debt agreements as settlement of amounts due.  Pursuant to these agreements, the Company issued two non-interest bearing $600,000 notes payable in 36 equal installments of 16,667 beginning on January 1, 2017 and Maturing on December 1, 2019.

The following table summarizes the Company's long term notes payable for the years Ended December 31, 2016 and 2015:

	2016	2015
Beginning Balance	$-	$-
Debt Issuances	1,200,000	-
Repayments	-	-
Ending Balance	$1,200,000	$-
Short Term Portion of Long Term Debt	$400,000	$-
Long Term Debt	$800,000	$-

NOTE 5 – CONVERTIBLE NOTES

During year ended December 31, 2015 the Company issued convertible debt totaling $2,255,940, net of discounts, bearing 12% interest per annum with original maturity dates ranging from one month to eleven months in term.  The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company's common stock.  The notes also contain a provision for automatic conversion if the Company raises gross proceeds of $3,000,000 in a preferred capital raise.

On November 2, 2016, the Company entered into settlement agreements with two holders of convertible debt in which the Company agreed to issue new long-term debt agreements as settlement of amounts due.  Included in the terms of these agreements was convertible debt totaling $145,945 and accrued interest totaling $202,326 which was refinanced into the new notes.

On November 15, 2016, the Company completed a capital raise which triggered certain automatic conversion provisions in many of its convertible notes.  Consequently, the company converted aggregate short term convertible notes totaling $9,452,000 along with accrued interest of $4,097,831, and aggregate convertible notes to related parties of $230,763 along with accrued interest due to related parties of $268,880 into a total of 30,525,648 shares of its preferred stock.

The following table summarizes the Company's convertible notes payable for the years Ended December 31, 2016 and 2015:

	2016	2015
Beginning Balance	$13,815,094	$11,324,982
Proceeds from issuance of convertible notes, net of issuance discounts	-	2,255,940
Conversion of notes payable into preferred stock	(9,452,000)	-
Conversion of related party notes payable into preferred stock	(230,763)	-
Settlement agreements	(145,945)	-
Amortization of discounts	10,424	234,172
Ending Balance	$3,996,810	$13,815,094
Convertible Notes, Short Term - Related Party	$284,172	$331,763
Convertible Notes, Short Term	$-	$9,587,521
Convertible Notes, Long Term – Related Party	$3,712,638	$3,895,810

Short term convertible notes – related party

On November 1, 2011, the Company's Chief Executive Officer and significant shareholder invested $150,000 via a one year convertible note bearing interest at 12% annually and convertible into 89 shares of convertible preferred stock at the lesser of $1,700 per share or, a 10% discount from the price offered in the Company's preferred share offering.  On November, 15, 2106 the company converted this debt along with accrued interest of $194,491 into 637,947 shares of the Company's preferred stock at the rate of $0.54 per share.

On November 1, 2013, the Company's Corporate Counsel and Secretary invested $80,763 via a eighteen month convertible note bearing interest at 12% annually and convertible into 89,736 shares of convertible preferred stock at the lesser of $0.90 per share or a 25% discount from the price offered in the Company's preferred share offering.  On November, 15, 2016 the company converted this debt along with accrued interest of $74,389 into 344,781 shares of the Company's preferred stock at the rate of $0.45 per share.

On November 30, 2015, the Company's Chief Technology Officer and significant shareholder invested $101,000 via a one year convertible note bearing interest at 12% annually and convertible into 112,223 shares of convertible preferred stock at the lesser of $0.90 per share or a 25% discount from the price offered in the Company's preferred share offering.  At December 31, 2016 and 2015, the Company has accrued interest for this note in the amount of $13,947 and $1,010, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets. The note carries a default rate of 18% for any principal not paid by the maturity date.

On October 31, 2013, the Company agreed to convert balances owed to the Company's Secretary in the amount of $183,172 into a 42 month convertible note bearing interest at 12% annually and convertible into 203,525 shares of convertible preferred stock at the rate of $0.90 per share.  At December 31, 2016 and 2015, the principal under the note is still outstanding, and the Company has accrued interest for this note in the amount of $84,172 and $55,537, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets.  The note carries a default rate of 18% for any principal not paid by the maturity date.

Long term convertible notes – related party

During 2011, 2012, 2013, and 2014 the Company's Chief Technical Officer and significant shareholder of the Company loaned a total of $2,673,200 to the Company.  On October 1, 2014, all prior notes including accrued interest were combined into a single $3,712,637 convertible note bearing interest at 12% annually and convertible into preferred stock at the at the rate of $0.90 per share.  At December 31, 2016 and 2015, the Company has accrued interest for this note in the amount of $1,143,791 and $597,619, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets.  The note matures on October 1, 2017 if the officer elects not to convert. The note carries a default rate of 18% for any principal not paid by the maturity date.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 6,818 square feet of office space under a 64 month operating lease which expires during April 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under the non-cancelable facility operating leases.  Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term.

The Company also leases approximately 202 square feet of office space under 12 month operating lease expiring in 2016.  The lease is renewable at the Company's option annually at a flat monthly amount of $400.  The amounts reflected in the table below are for the aggregate future minimum lease payments under the non-cancelable facility operating leases.

Rent expense was $225,840 and $235,166 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, future minimum lease payments are as follows:

Year Ending December 31,
2017	$175,041
2018	177,950
2019	183,609
2020	78,612
Total minimum lease payments	$615,212

Restricted Stock Commitments

The Company has committed to settling a significant portion of its current accounts payable and wages payable balances through the future issuance of restricted stock units.  While the terms of these agreements have not yet been formalized with employees and outside contractors, they could have a potentially dilutive effect to current shareholders.

Contingent Liability

On October 15, 2011, the Company entered into an agreement with a consultant by which the consultant's invoices for the previous four months would be accrued as a liability to be paid out upon (a) the Company's successful raising of $10,000,000 in capital funding, or (b) the Company reaching total revenues of $10,000,000.  The Company has a balance due under this agreement of $37,500 at December 31, 2016 and 2015, respectively.

Legal Proceedings

On October 14, 2015, Gregory Clarke Chapman ("Plaintiff") instituted a legal action in Virginia against the Company alleging that, among other things, the Company was indebted to the Plaintiff for certain sums of money totaling $816,291, and seeking declaratory judgment with respect to Incentive Stock Options, Warrants, and attorney's fees.  On November 2, 2016, without admitting any wrongdoing, the Company and the Plaintiff agreed to settle this matter by entering into a definitive settlement agreement in which the Company has agreed to (i) pay the Plaintiff the sum of $138,500 as reimbursement of legal fees and consulting income, and (ii) issue a zero-interest bearing note payable to the Plaintiff in the amount of $600,000 to be paid in 36 equal monthly payments beginning January 1, 2017 (see Note 4 – Notes Payable).  So long as payments are made timely per the prescribed schedule, all additional amounts sought by the Plaintiff will be waived.

On October 14, 2015, Timothy F. Kelleher ("Plaintiff") instituted a legal action in Virginia against the Company alleging that, among other things, the Company was indebted to the Plaintiff for certain sums of money totaling $806,674, and seeking declaratory judgment with respect to Incentive Stock Options and attorney's fees.  On November 2, 2016, without admitting any wrongdoing, the Company and the Plaintiff agreed to settle this matter by entering into a definitive settlement agreement in which the Company has agreed to (i) pay the Plaintiff the sum of $173,000 as reimbursement of legal fees and consulting income, and (ii) issue a zero-interest bearing note payable to the Plaintiff in the amount of $600,000 to be paid in 36 equal monthly payments beginning January 1, 2017 (see Note 4 – Notes Payable).  So long as payments are made timely per the prescribed schedule, all additional amounts sought by the Plaintiff will be waived.

On December 2, 2016, AltEnergy Cyber, LLC ("Plaintiff") instituted a legal action in Connecticut against the Company and Robert Zahm.  The complaint alleged that (i) the company improperly extended the maturity date of the Plaintiff's convertible note in the amount of $1,500,000 and (ii) improperly converted the loan into the Company's stock. The Complaint alleges that the Company is liable to the Plaintiff for the $4,500,000 plus interest.  The Company believes this claim to be without merit, and intends to vigorously defend itself against it.

NOTE 7 ‑ RELATED PARTY TRANSACTIONS

During the years ended December 31, 2016 and 2015, the Company incurred interest expense on notes to related parties in the aggregate amount of $649,362 and $561,693, respectively

During the years ended December 31, 2016 and 2015, the Company incurred professional expenses in the amount of $150,000 pursuant to a consulting contract with a business owned by Jay Wright, the Company's Corporate Counsel and Secretary.  Unpaid amounts due under this contract are included in Jay Wright's payable balances in the table below.

Accounts payable related party

At December 31, 2016 and 2015, the Company had a balance in related party accounts payable and of $819,725 and $549,236, respectively, which consisted of the following:

Party Name:	Relationship:	Nature of transactions:	2016	2015
Jay Wright	Corporate Counsel and Secretary	Consulting fees	$355,795	$227,298
John Hayes	Chief Technology Officer	Advance	110,000	110,000
John Hayes	Chief Technology Officer	Expense reimbursement	308,485	193,995
Robert Graham	Chairman and Chief Executive Officer	Expense reimbursement	45,445	17,493
			$819,725	$549,236

NOTE 8 ‑ STOCKHOLDERS' EQUITY

The Company has authorized 90 million shares of common stock, $0.001 par value, and 50 million shares of preferred stock, each with $0.001 par value.

The Company has 13,325,681 common shares issued and outstanding as of December 31, 2016 and 2015, and 36,712,907 and 98,040 preferred shares issued and outstanding as of December 31, 2016 and 2015, respectively.

Between August 23, 2016 and December 22, 2016, the Company issued 6,089,219 shares of its preferred stock at $0.60 per share for aggregate gross proceeds of 3,131,004.  Each share of preferred stock is entitled to preferential liquidation status, one vote per share, and is convertible into one share of common stock at the holder's request.

On November 15, 2016, the Company issued an aggregate 30,525,648 shares of its preferred stock for the conversion of $14,049,474 in notes and accrued interest.  Each share of preferred stock is entitled to preferential liquidation status, one vote per share, and is convertible into one share of common stock at the holder's request.

NOTE 9 ‑ INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2016 and 2015, the Company had net operating loss ("NOL") carry-forwards for federal income purposes approximating $30,340,393 and $23,895,458, respectively. These losses are available for future years and expire through 2036.

The deferred tax asset at December 31, 2016 and 2015 is summarized as follows:

	December 31, 2016	December 31, 2015
Net operating loss carry forwards	$10,315,734	$8,124,456
Inventory obsolescence reserve	117,616	117,616
Accrued wages, related party	867,078	436,700
Accrued interest – convertible debt, related party	438,606	607,132
Depreciation and amortization	3,687	3,438
Other tax adjustments	4,527	4,527
Valuation allowance	(11,747,248)	(9,293,869)
	$-	$-

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards and other temporary differences of approximately $11,747,248 and $9,293,869 at December 31, 2016 and 2015, respectively, due to the uncertainty of realizing the future tax benefits.  The increases in valuation allowance for the years ended December 31, 2016 and 2015 of approximately $2,453,379 and $2,404,868, respectively, are primarily attributable to the Company's net operating loss during the years then ended.

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for (benefit from) income taxes for the years ended December 31, 2016 and 2015, respectively:

	2016	2015
Tax (benefit) at the US statutory rate of 34%	$(2,453,379)	$(2,404,868)
Change in valuation allowance	2,453,379	2,404,868
	$-	$-

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes."  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2016 and 2015, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2016 and 2015.

The tax years 2016, 2015, 2014, and 2013 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 10 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported.  Management has determined that other than as disclosed below, there were no additional reportable subsequent events to be disclosed.

Debt Issuances

On February 2,2017, the Company issued a $100,000 convertible note bearing interest at 10% per annum.  The note matures on March 31, 2018 and convertible at a price of $0.66 per share at the holder's request.  The note was repaid in full on April 4, 2017 along with $1,785 in accrued interest.

Equity Issuances

Between January 13, 2017 and February 27, 2017, the Company issued 625,000 shares of the Company's preferred stock along with 5 year warrants to purchase 601,191 shares of the company's common stock at an average exercise price per share of $0.62 to several investors for aggregate proceeds of $375,000 or $0.60 per share.

Between February 27, 2017 and March 31, 2017, the Company issued 6,214,606 shares of the Company's common stock and 5 year warrants to purchase 4,660,955 shares of the Company's common stock at an exercise price per share of $0.60 to several investors for aggregate proceeds of $2,796,573.

Between February 2, 2017 and March 6, 2017, the Company issued warrants to purchase 316,667 shares of the Company's common stock at an exercise price per share of $0.60 to several parties in conjunction with short term Financing.

Material Agreement

On September 6, 2016, the Company entered into an agreement and plan of reorganization with Grote Molen, Inc., a Nevada corporation, and Grote Merger Co.(together "Grote"), a Delaware corporation providing for Grote's acquisition of the Company in exchange for a controlling number of shares of the Grote's preferred and common stock pursuant to the merger of Grote Merger Co. with and into BlackRidge, with Blackridge continuing as the surviving corporation.

On February 22, 2017 (the "Closing Date"), we completed the actions contemplated by the Reorganization Agreement and merged with and into Grote with BlackRidge continuing as the surviving corporation. Upon completion of the Agreement, Grote issued 3,783,791 shares of their newly designated Series A Preferred Stock and 12,825,683 shares of Common Stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Additionally, certain stockholders of Grote returned for cancellation a total of 16,284,330 shares of Common Stock.  Upon the completion of the Reorganization, BlackRidge became a wholly-owned subsidiary of Grote and had a total of 3,783,791 shares of Series A Preferred Stock and 21,790,683 shares of Common Stock outstanding, with the former BlackRidge stockholders owning 3,783,791 shares or 100% of Series A Preferred Stock and 12,825,683 shares or approximately 58.9% of Common Stock.  The Reorganization resulted in a change of control of Grote.  For accounting purposes, BlackRidge will be treated as the acquirer and the historical financial statements of BlackRidge will become Grote's historical financial statements.  The acquisition is intended to constitute a tax-free reorganization pursuant to the applicable provisions of the Internal Revenue Code of 1986, as amended.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

On February 22, 2017, Grote Molen, Inc., a Nevada corporation (the "Company" or the "Registrant"), Grote Merger Co., a Delaware corporation ("Merger Corp.") and BlackRidge Technology Holdings, Inc., a Delaware corporation ("BlackRidge") completed an Agreement and Plan of Reorganization (the " Reorganization Agreement"), providing for the Registrant's acquisition of BlackRidge in exchange for a controlling number of shares of the Registrant's preferred and common stock pursuant to the merger of Merger Corp. with and into BlackRidge, with Blackridge continuing as the surviving corporation.

We are presenting the historical financial statements of the Company as well as BlackRidge for the years ended December 31, 2016 as part of this pro-forma disclosure. The unaudited pro forma condensed combined balance sheet as of December 31, 2016 reflects the acquisition and related events as if they had been consummated on that date. The unaudited pro forma condensed combined statements of operations for the year ended December 31, 2016 reflects the acquisition and related events as if they had been consummated on January 1, 2016.

The unaudited pro forma condensed combined financial statements as of December 31, 2016 and for the year then ended have been prepared based on certain pro forma adjustments to our historical financial statements as set forth in our Annual Reports on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, and are qualified in their entirety by reference to such historical financial statements and related notes contained in those reports.  The historical financial statements for BlackRidge were derived from the audited financial statements for BlackRidge as of and for the year ended December 31, 2016.  The unaudited pro forma condensed combined financial statements should be read in conjunction with the accompanying notes and with the historical financial statements and related notes thereto.

In the unaudited pro forma condensed combined financial statements, the acquisition is accounted for as a reverse acquisition using the acquisition method of accounting in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") No. 805 Business Combinations.

The unaudited pro forma condensed combined financial statements do not include the effects of costs associated with any restructuring or integration activities resulting from the transaction, as they are non-recurring in nature and not factually supportable at the time that the unaudited pro forma condensed combined financial statements were prepared. In addition, the unaudited pro forma condensed combined financial statements do not include the realization of any cost savings from operating efficiencies or synergies resulting from the transaction, nor do they include any potential incremental revenues and earnings that may be achieved with the combined capabilities of the companies.

These unaudited pro forma condensed combined financial statements are presented for illustrative purposes only, and the pro forma adjustments are based on estimated fair value of the net assets acquired.  Such information is not necessarily indicative of the operating results or financial position that would have occurred had the acquisition been completed at the dates indicated or what results would be for any future periods.

Grote Molen, Inc.
Unaudited Pro Forma Condensed Combined Balance Sheet
December 31, 2016

			Combined
		BlackRidge	Before Pro
		Technology	Forma	Pro Forma		Grote Molen, Inc
	Grote Molen, Inc	Holdings, Inc	Adjustments	Adjustments		Pro Forma
Assets
Current Assets:
Cash and cash equivalents	$111,565	$57,033	$168,598	$-		$168,598
Accounts receivable	26,005	-	26,005	-		26,005
Accounts receivable – related party	11,905	-	11,905	-		11,905
Inventory	1,061,558	-	1,061,558	-		1,061,558
Prepaid Expenses	50,565	100,954	151,519	-		151,519
Total current assets	1,261,598	157,987	1,419,585	-		1,419,585

Property and equipment – net	121,217	-	121,217	-		121,217
Intangible assets - net	62,820	5,923,543	5,986,363	-		5,986,363
Total assets	$1,445,635	$6,081,530	$7,527,165	$-		$7,527,165
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$411,841	$2,038,273	$2,450,114	$-		$2,450,114
Accounts payable – related party	14,250	819,725	833,975	-		833,975
Accrued interest	19,502	52,888	72,390	-		72,390
Accrued interest – related party	42,240	1,241,911	1,284,151	-		1,284,151
Wages payable	-	10,696,311	10,696,311	-		10,696,311
Deferred revenue	-	19,988	19,988	-		19,988
Notes payable	179,879	89,221	269,100	-		269,100
Notes payable – related party	118,000	-	118,000	-		118,000
Current portion of long term notes	-	400,000	400,000	-		400,000
Convertible notes – related party	-	284,172	284,172	-		284,172
Total Current Liabilities	785,712	15,642,489	16,428,201			16,428,201
Long Term Liabilities:
Contingent liability	-	37,500	37,500	-		37,500
Notes payable, long term	-	800,000	800,000	-		800,000
Notes payable – related party	139,603	3,712,638	3,852,241	-		3,852,241
Total Liabilities	925,315	20,192,627	21,117,942	-		21,117,942
Stockholders' Equity (Deficit):
Preferred stock	-	36,713	36,713	(33,042)	(a)	3,671
Common stock, par value	24,899	13,326	38,225	(16,284)	(b)	21,941
Additional paid-in capital	465,469	20,254,596	20,720,065	33,042	(a)	20,799,343
				16,284	(b)
				29,952	(c)
Accumulated earnings deficit	29,952	(34,550,732)	(34,520,780)	(29,952)	(c)	(34,550,732)

Subscriptions payable	-	135,000	135,000	-		135,000
Total Stockholders' Equity	469,093	6,081,530	(13,590,777)	-		(13,590,777)
Total Liabilities and Stockholders' Equity (Deficit)	$1,258,892	$5,669,549	$7,527,165	$-		$7,527,165

Grote Molen, Inc.
Unaudited Pro Forma Condensed Combined Statement of Operations
Year Ended December 31, 2016

			Combined
			Before Pro
		BlackRidge	Forma	Pro Forma		Grote Molen, Inc
	Grote Molen, Inc	Technology Holdings, Inc	Adjustments	Adjustments		Pro Forma
Revenue	$962,782	$84,023	$1,046,805	$-		$1,046,805
Revenue – related party	43,664	-	43,664	-		43,664
Cost of goods sold	712,517	-	712,517	-		712,517
Cost of goods sold – related party	32,314	-	32,314	-		32,314
Gross profit	261,615	84,023	345,638	-		345,638

Operating Expenses
General and administrative	488,854	5,235,260	5,724,114	-		5,724,114

Loss from operations	(227,239)	(5,151,237)	(5,378,476)	-		(5,378,476)

Net operating Loss
Other income (expense)
Interest income	-	205	205	-		205
Interest expense	(18,051)	(1,415,426)	(1,433,477)	-		(1,433,477)
Interest expense – related party	(16,197)	(649,362)	(665,559)	-		(665,559)
Gain on sale of property and equipment	2,072	-	2,072			2,072

Net loss from operations	(259,415)	(7,215,820)	(7,475,235)	-		(7,475,235)

Income Tax	(32)	-	(32)	-		(32)

Net Loss	$(259,447)	$(7,215,820)	$(7,475,267)	$-		$(7,475,267)

Net loss per share – basic and diluted	(0.01)	(0.54)	(0.21)			(0.38)
Weighted average number of common shares outstanding during the period – basic and diluted	22,746,068	13,325,681	36,071,749	(16,284,330	)(c)	19,787,419

NOTE 1 - BASIS OF PRO FORMA PRESENTATION

The unaudited pro forma condensed combined financial statements have been prepared assuming that the acquisition is accounted for using the reverse acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed of the Seller are recorded at their historical book value.

NOTE 3 - PRO FORMA PRESENTATION ADJUSTMENTS AND ASSUMPTIONS

The adjustments included in the column under the heading "Pro Forma Adjustments" in the unaudited pro forma condensed combined financial statements are as follows:

Pro Forma Adjustments to the Condensed Combined Balance Sheet

(a)	To record the 10 for 1 exchange of outstanding BlackRidge preferred stock for Grote Molen preferred stock upon the completion of the acquisition.

(b)	To record the cancellation of an aggregate 16,284,330 shares of Grote Molen common stock attributable to the acquisition agreement.

(c)	To record the cancellation of Grote Molen's retained earnings from its balance sheet due to the reverse merger.

Pro Forma Adjustments to the Condensed Combined Statements of Operations

(c)	To record the cancellation of an aggregate 16,284,330 shares of Grote Molen common stock attributable to the acquisition agreement.