Form 10-Q
period 2017-03-31
GROTE MOLEN INC
filed 2017-05-15
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

☐   .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to____________

Commission File Number: 000-53661

GROTE MOLEN, INC.
(Exact name of issuer as specified in its charter)

Nevada	20-1282850
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

10615 Professional Circle, Suite 201
Reno, NV 89521
(Address of Principal Executive Offices)

(855) 807-8776
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ . No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ . No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐.☐
Non-accelerated filer	☐ . (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒ .

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(aq) of the Exchange Act.  Yes      . No ☒ .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒ .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 15, 2017
Common Capital Voting Stock, $0.001 par value per share	30,878,620 shares

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

March 31, 2017

C O N T E N T S

GROTE MOLEN, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$2,098,340	$57,033
Accounts receivable	3,540	-
Prepaid expenses	156,254	100,954
Total Current Assets	2,258,134	157,987

Intangible assets, net	6,118,508	5,923,543
Total Assets	$8,376,642	$6,081,530

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,361,786	$2,038,273
Accounts payable and accrued expenses – related party	772,865	709,725
Accrued interest	60,678	52,888
Accrued interest – related party	1,403,455	1,241,911
Advances	40,000	-
Advances – related party	160,000	110,000
Wages payable	11,062,132	10,696,311
Deferred revenue	19,737	19,988
Notes payable	89,221	89,221
Current portion of long term debt	400,000	400,000
Convertible notes, short term, net of discounts	98,000	-
Convertible notes, short term – related party	284,172	284,172
Short term portion of convertible notes, long term – related party	3,712,638	-
Total Current Liabilities	20,464,684	15,642,489

Noncurrent Liabilities
Contingent liability	37,500	37,500
Notes payable	677,771	800,000
Convertible notes payable, long term – related party	-	3,712,638
Total Liabilities	21,179,955	20,192,627

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; 3,783,818 and 3,671,316 issued and outstanding as March 31, 2017 and December 31, 2016, respectively	3,784	3,671
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 27,960,843 and 13,325,681 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	27,961	13,326
Additional paid-in capital	23,948,925	20,287,638
Accumulated deficit	(36,838,983)	(34,550,732)
Subscription payable	55,000	135,000
Total Stockholders' Deficit	(12,803,313)	(14,111,097)
Total Liabilities and Stockholders' Deficit	$8,376,642	$6,081,530

See accompanying notes to the unaudited financial statements.

GROTE MOLEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016

Revenues	$28,741	$2,543

Operating Expenses:
Engineering	40,239	18,320
Sales and marketing	-	9,604
General and administrative	1,556,509	1,095,376
Total operating expenses	1,596,748	1,123,300

Loss From Operations	(1,568,007)	(1,120,757)

Other Income (Expense)
Interest income	-	123
Interest expense	(65,742)	(445,457)
Interest expense – related party	(160,838)	(157,279)
Total other income (expense)	(226,580)	(602,613)

Net Loss Before Income Taxes	(1,794,587)	(1,723,370)

Income Tax	-	-

Net Loss From Continuing Operations	(1,794,587)	(1,723,370)

Discontinued Operations
Loss on disposal of discontinued operations	(484,927)	-
Loss from discontinued operations	(8,737)	-
Loss on discontinued operations	(493,664)	-

Net Loss	$(2,288,251)	$(1,723,370)

Loss From Continuing Operations per Common Share - Basic and Diluted	$(0.11)	$(0.13)
Loss From Discontinued Operations per Common Share - Basic and Diluted	$(0.02)	$-

Weighted Average Shares Outstanding - Basic and Diluted	17,046,510	13,325,681

See accompanying notes to the unaudited financial statements.

GROTE MOLEN, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Shares Outstanding - Preferred	Preferred Stock	Shares Outstanding - Common	Common Stock	Additional Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2015	9,804	$10	13,325,681	$13,326	$3,110,821	$-	$(27,334,912)	$(24,210,755)

Issuance of preferred stock	608,922	609	-	-	3,130,395	135,000	-	3,266,004
Note conversions	3,052,590	3,052	-	-	14,046,422	-	-	14,049,474
Net loss	-	-	-	-	-	-	(7,215,820)	(7,215,820)

Balance as of December 31, 2016	3,671,316	3,671	13,325,681	13,326	20,287,638	135,000	(34,550,732)	(14,111,097)

Share conversion	50,000	50	(500,000)	(500)	450	-	-	-
Issuance of preferred stock	62,502	63	-	-	374,937	(100,000)	-	275,000
Issuance of common stock	-	-	6,170,162	6,170	2,741,402	20,000	-	2,767,572
Business acquisition	-	-	8,695,000	8,965	485,551	-	-	494,516
Issuance of warrants in conjunction with debt	-	-	-	-	31,002	-	-	31,002
Issuance of warrants in conjunction with advances	-	-	-	-	27,945	-	-	27,945
Net loss	-	-	-	-	-	-	(2,288,251)	(2,288,251)

Balance as of March 31, 2017	3,783,818	$3,784	27,960,843	$27,961	$23,948,925	$55,000	$(36,838,983)	$(12,803,313)

See accompanying notes to unaudited financial statements.

GROTE MOLEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(2,288,251)	$(1,723,370)
Net loss from discontinued operations	493,664	-
Net loss from continuing operations	(1,794,587)	(1,723,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,193	76,202
Amortization of debt discounts	29,002	10,424
Warrants issued in conjunction with advances	27,945	-
Changes in operating assets and liabilities:
Accounts receivable	(3,540)	50,000
Prepaid expenses	(55,300)	91,937
Accounts payable	323,513	233,931
Accounts payable – related party	63,140	38,189
Accrued interest	7,790	435,033
Accrued interest – related party	161,544	157,279
Deferred revenue	(251)	(2,542)
Wages payable	246,233	241,881
Net Cash Used in Operating Activities, Continuing Operations	(919,318)	(391,036)
Net Cash Provided by Operating Activities, Discontinued Operations	45,028	-
Net Cash Used in Operating Activities	(874,290)	(391,036)

Cash Flows From Investing Activities
Proceeds from business acquisition	10,559	-
Purchases of intangible assets	(150,570)	(90,670)
Net Cash Used in Investing Activities, Continuing Operations	(140,011)	(90,670)
Net Cash Used in Investing Activities, Discontinued Operations	-	-
Net Cash Used in Investing Activities	(140,011)	(90,670)

Cash Flows From Financing Activities
Proceeds from sale of common stock	2,747,572	-
Proceeds from sale of preferred stock	275,000	483,000
Proceeds from subscriptions payable	20,000	-
Proceeds from issuance of short term convertible notes	100,000	-
Proceeds from advances	40,000	-
Proceeds from advances – related party	50,000	-
Repayments on long term debt	(122,229)	-
Net Cash Provided by Financing Activities, Continuing Operations	3,110,343	483,000
Net Cash Used in Financing Activities, Discontinued Operations	(54,735)	-
Net Cash Provided by Financing Activities	3,055,608	483,000

Net Increase In Cash	2,041,307	1,294
Cash, Beginning of Period	57,033	3,020
Cash, End of Period	$2,098,340	$4,314

Non-Cash Investing and Financing Activities
Wages payable included in capitalized intangible assets	$119,588	$128,917
Common stock converted to preferred stock	$500	$-
Business acquisition	$483,957	$-
Warrants issued in conjunction with debt agreements	$31,002	$-
Warrants issued and expensed in conjunction with advances	$27,945	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,445	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited financial statements.

GROTE MOLEN, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 AND THE YEAR ENDED DECEMBER 31, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Grote Molen, Inc. ("Grote Molen") was incorporated under the laws of the State of Nevada on March 15, 2004.  On February 22, 2017, we merged with BlackRidge Technology Holdings, Inc. ("Blackridge") with BlackRidge continuing as the surviving company.  Subsequently our business operations have changed to those of BlackRidge. The Company was organized under the laws of the State of Delaware on April 23, 2010. The Company sells identity based network security to protect hybrid cloud and mainframe workloads from cyber-attacks and insider threats.

On September 6, 2016, the Company entered into an agreement and plan of reorganization (the "Reorganization Agreement") with Grote Molen, Inc., a Nevada corporation, and Grote Merger Co. (together "Grote"), a Delaware corporation providing for Grote's acquisition of the Company in exchange for a controlling number of shares of Grote's preferred and common stock pursuant to the merger of Grote Merger Co. with and into BlackRidge, with Blackridge continuing as the surviving corporation.    This agreement was finalized on February 22, 2017.

Principles of Consolidation - The Company and its subsidiaries consist of the following entities, which have been consolidated in the accompanying financial statements:
Blackridge Technology Holdings, Inc.
Blackridge Technology, Inc.
Blackridge Technology Government, Inc.

All intercompany balances have been eliminated in consolidation.

Basis of Presentation – The accompanying consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of March 31, 2017 as well as the consolidated results of operations and cash flows for the three months ended March 31, 2017 and 2016 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2016.

Interim Financial Statements – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the SEC.

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

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.  At March 31, 2017, the Company had cash balances in excess of FDIC insured limits of $1,832,064.  At December 31, 2016, the Company had did not have any cash balances in excess of FDIC insured limits.

Significant customers are those which represent more than 10% of the Company's revenue for each period presented, or the Company's accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,
Customers	2017	2016	2017	2016
Customer A	90%	-	-	-
Customer B	9%	100%	-	-
Customer C	-	-	100%	-

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

Reclassification – Certain December 31, 2016 amounts disclosed in prior periods have been reclassified to conform to the current period presentation. Such reclassifications are for presentation purposes only and have no effect on the Company's net loss or financial position in any of the periods presented

Recently Enacted Accounting Standards - From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three months ended March 31, 2017 the Company incurred a net loss of $2,288,251 and inception to date losses are equal to $36,838,983.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – INTANGIBLE ASSETS
In accordance with ASC 350-40, ASC 350-50, and ASC 985-20, during the three months ended March 31, 2017 and 2016, the Company capitalized $119,588 and $128,917, respectively, towards the development of software, intellectual property, and patent expenses.

The Company amortizes these costs over their related useful lives (approximately 7 to 20 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company recorded amortization of $75,193 and $76,202 related to intangible assets during the three months ended March 31, 2017 and 2016, respectively.

NOTE 4 – NOTES PAYABLE

Short term notes

At March 31, 2017 and December 31, 2016, the Company had outstanding short term debt totaling $89,221, respectively.  These notes bear interest at the rates of between 10% and 12% annually and have maturity dates ranging from January 1, 2012 through March 31, 2018.  As some of these notes have exceeded their initial maturity dates, they are subject to the default interest rate of 18% per annum.

The following table summarizes the Company's short term notes payable for the three months ended March 31, 2017 and the year Ended December 31, 2016 and:

	March 31, 2017	December 31, 2016
Beginning Balance	$89,221	$89,221
Notes acquired in business acquisition	208,811	-
Repayments	(53,132)	-
Notes divested in disposal of discontinued operations	(155,679)	-
Ending Balance	$89,221	$89,221

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

The following table summarizes the Company's long term notes payable for the three months ended March 31, 2017 and the year ended December 31, 2016:

	March 31, 2017	December 31, 2016
Beginning Balance	$1,200,000	$-
Notes acquired in business acquisition	136,830	1,200,000
Repayments	(123,832)	-
Notes divested in disposal of discontinued operations	(135,227)	-
Ending Balance	$1,077,771	$1,200,000
Short Term Portion of Long Term Debt	$400,000	$400,000
Long Term Debt	$677,771	$800,000

NOTE 5 – CONVERTIBLE NOTES

Short term convertible notes

On February 2, 2017, the Company issued a $100,000 convertible note bearing interest at 10% per annum.  The note matures on March 31, 2018 and is convertible at a price of $0.66 per share at the holder's request.  The noteholder was also granted a detachable 5 year warrant to purchase 166,667 shares of the company's common stock at an exercise price of $0.60 per share.  The warrants were valued at $31,002 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.  The note was repaid in full on April 4, 2017 along with $1,785 in accrued interest.
Short term convertible notes – related party

On October 31, 2013, the Company agreed to convert balances owed to the Company's Corporate Council in the amount of $183,172 into a 42 month convertible note bearing interest at 12% annually and convertible into 203,525 shares of convertible preferred stock at the rate of $0.90 per share.  At March 31, 2017 and December 31, 2016, the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $96,203 and $84,172, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets.  The note carries a default rate of 18% for any principal not paid by the maturity date.

On November 30, 2015, the Company's Chief Technology Officer and significant shareholder invested $101,000 via a one year convertible note bearing interest at 12% annually and convertible into 112,223 shares of convertible preferred stock at the rate of $0.90 per share.  At March 31, 2017 and December 31, 2016, the Company has accrued interest for this note in the amount of $19,197 and $13,947, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets. The note carries a default rate of 18% for any principal not paid by the maturity date.

Long term convertible notes – related party

During 2011 to 2014, the Company's Chief Technology Officer and significant shareholder of the Company loaned a total of $2,673,200 to the Company.  On October 1, 2014, all prior notes including accrued interest were combined into a single $3,712,637 convertible note bearing interest at 12% annually and convertible into 4,125,154 shares of preferred stock at the rate of $0.90 per share.  At March 31, 2017 and December 31, 2016, the Company had accrued interest for this note in the amount of $1,288,055 and $1,413,791, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets.  The note matures on October 1, 2017 if the officer elects not to convert. The note carries a default rate of 18% for any principal not paid by the maturity date.

Convertible debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company's common stock at the conversion prices and terms discussed above. The Company has determined that any embedded conversion options do not possess a beneficial conversion feature, and therefore has not separately accounted for their value.

The following table summarizes the Company's convertible notes payable for the three months ended March 31, 2017 and the year ended December 31, 2016:

	March 31, 2017	December 31, 2016
Beginning Balance	$3,996,810	$13,815,094
Proceeds from issuance of convertible notes, net of issuance discounts	68,998	-
Conversion of notes payable into preferred stock	-	(9,452,000)
Conversion of related party notes payable into preferred stock	-	(230,763)
Settlement agreements	-	(145,945)
Amortization of discounts	29,002	10,424
Ending Balance	$4,094,810	$3,996,810
Convertible notes, short term, net of issuance discounts	$98,000	$-
Convertible notes, short term – related party	$284,172	$284,172
Short term portion of convertible notes, long term – related party	$3,712,638	$-
Convertible notes, long term – related party	$-	$3,712,638

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

Rent expense was $51,378 and $48,706 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, future minimum lease payments are as follows:

Year Ending December 31,
2017 (nine months)	$130,887
2018	177,950
2019	183,609
2020	78,612
Total minimum lease payments	$571,058

Restricted Stock Commitments

The Company has committed to settling a significant portion of its current accounts payable and wages payable balances through the future issuance of restricted stock units.  While the terms of these agreements have not yet been formalized with employees and outside contractors, they could have a potentially dilutive effect to current shareholders.

Contingent Liability

On October 15, 2011, the Company entered into an agreement with a consultant by which the consultant's invoices for the previous four months would be accrued as a liability to be paid out upon (a) the Company's successful raising of $10,000,000 in capital funding, or (b) the Company reaching total revenues of $10,000,000.  The Company has a balance due under this agreement of $37,500 at March 31, 2017 and December 31, 2016, respectively.

Legal Proceedings

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

NOTE 7 ‑ RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017, the Company incurred interest expense on notes to related parties in the aggregate amount of $160,838.

During three months ended March 31, 2017, the Company incurred professional expenses in the amount of $37,500 pursuant to a consulting contract with a business owned by Jay Wright, the Company's legal consultant.  Unpaid amounts due under this contract are included in Jay Wright's payable balances in the chart below.

Accounts payable related party

At March 31, 2017 and December 31, 2016, the Company had a balance in related party accounts payable and of $772,865 and $709,725, respectively, which consisted of the following:

			March 31,	December 31,
Party Name:	Relationship:	Nature of transactions:	2017	2016
Jay Wright	Legal Consultant	Consulting fees	$383,295	$355,795
John Hayes	Chief Technology Officer	Expense reimbursement	339,125	308,485
Robert Graham	Chairman and Chief Executive Officer	Expense reimbursement	41,445	45,445
Robert Graham	Chairman and Chief Executive Officer	Rent	9,000	-
			$772,865	$709,725

NOTE 8 ‑ STOCKHOLDERS' EQUITY

The Company has authorized 100 million shares of common stock, $0.001 par value, and 5 million shares of preferred stock, $0.001 par value.  Each share of the Company's preferred stock is convertible into 10 shares of common stock, subject to adjustment, has voting rights equal to its common stock equivalent, 7% cumulative dividend rights, and has liquidation rights that entitle the holder to the receipt of net assets on a pro-rata basis.  The Company has 27,960,843 and 13,325,681 common shares issued and outstanding and 3,783,818 and 3,671,316 preferred shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement (see note 9 – Business Acquisitions/Dispositions) and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the reorganization, Grote Molen issued 3,783,791 shares of its newly designated Series A Preferred Stock and 12,825,683 shares of common stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Because BlackRidge continues as the surviving entity, the net effect from this transaction on the outstanding stock of the Company was the addition of 8,965,000 shares of common stock held by the investors of Grote Molen at the time of the acquisition.

Between January 13, 2017 and February 27, 2017, the Company issued 62,502 shares of the Company's preferred stock along with 5 year warrants to purchase 625,000 shares of the Company's common stock at an exercise price per share of $0.70 to several investors for aggregate proceeds of $375,000, or $0.60 per share.  The warrants were valued $104,765 using the Black-Scholes pricing model.

Between February 27, 2017 and March 31, 2017, the Company issued 6,170,162 shares of the Company's common stock and 5 year warrants to purchase 2,541,112 shares of the Company's common stock at an average exercise price per share of $0.37 to several investors for aggregate proceeds of $2,776,572. The warrants were valued $467,566 using the Black-Scholes pricing model and were recorded to additional paid in capital. The Company paid finders fees of $29,000 related to these issuances.

On February 2, 2017, the Company issued warrants to purchase 166,667 shares of the Company's common stock at an exercise price of $0.60 per share in conjunction with a debt agreement.  The warrants were valued at $30,002 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.

Between February 9, 2017 and March 6, 2017, the Company issued warrants to purchase 150,001 shares of the Company's common stock at an exercise price per share of $0.60 to several parties in conjunction with short term notes and advances.  The warrants were valued at $27,945 using the Black-Scholes pricing model and were recorded to additional paid in capital.

The significant assumptions used in the Black-Scholes valuation of the warrants are as follows:

Stock price on the valuation date	$0.45
Warrant exercise price	$0.60 - 0.70
Dividend yield	0.00%
Years to maturity	5.0
Risk free rate	1.50 – 2.02%
Expected volatility	55.43%

NOTE 9 – BUSINESS ACQUISITION

On September 6, 2016, the Company and BlackRidge entered into the Reorganization Agreement originally dated as of September 6, 2016, and amended on February 22, 2017 to update the number of common shares, warrants, and options granted and outstanding as of the closing date.
On February 22, 2017 (the "Closing Date"), we completed the reorganization contemplated by the Reorganization Agreement and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the reorganization, we issued 3,783,791 shares of our newly designated Series A Preferred Stock and 12,825,683 shares of Common Stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Additionally, certain stockholders of the Company returned for cancellation a total of 16,284,330 shares of our Common Stock.  Upon the completion of the reorganization, BlackRidge became a wholly-owned subsidiary of the Company and the Company had a total of 3,783,791 shares of Series A Preferred Stock and 21,790,683 shares of Common Stock outstanding, with the former BlackRidge stockholders owning 3,783,791 shares or 100% of Series A Preferred Stock and 12,825,683 shares or approximately 58.9% of Common Stock.  Upon completion of the Reorganization, we also had outstanding warrants entitling the holders to acquire a total of 18,541,579 shares of the Company's Common Stock at an average exercise price of $0.46 per share.  The reorganization resulted in a change of control of the Company.  For accounting purposes, BlackRidge was treated as the acquirer and the historical financial statements of BlackRidge became the Company's historical financial statements.  The acquisition is intended to constitute a tax-free reorganization pursuant to the applicable provisions of the Internal Revenue Code of 1986, as amended.

NOTE 10 – DISCONTINUED OPERATIONS

On March 31, 2017, the Company completed the sale of substantially all the assets, other than cash, used in or connection with the Company's home grain mill and kitchen mixer business to John Hofman and Bruce Crane, former officers and directors of the Company, in consideration for the assumption by such persons of substantially all the liabilities incurred by the Company in connection with such business.  The assets divested consisted of the non-cybersecurity assets of the Company and included accounts receivable, inventory, deposits, property and equipment and intangible assets.  The liabilities divested included the non-cybersecurity liabilities of the Company and included accounts payable and accrued expenses and long and short-term notes payable and accrued interest thereon.  Upon completion of the divestiture, the Company recognized a $484,927 loss on disposal.  Additionally, during the period from February 22, 2017 through March 31, 2017, the Company incurred a loss from discontinued operations of $8,737.

The following table shows the value of assets and liabilities divested:

Assets
Accounts receivable	$40,044
Deposits and prepaid expenses	90,559
Inventory	1,157,555
Property and equipment	117,254
Intangible assets	62,820
Total Assets	1,468,232

Liabilities
Accounts payable and accrued expenses	692,399
Notes payable	290,906
Total Liabilities	983,305

Loss on disposal	$484,927

NOTE 11 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported.  Management has determined that other than as disclosed below, there were no additional reportable subsequent events to be disclosed.

Between April 14, 2017 and April 17, 2017, the Company issued 2,917,777 shares of the Company's common stock and 5 year warrants to purchase the same number of shares of the Company's common stock at an exercise price per share of $0.60 to multiple investors for aggregate proceeds of $1,313,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may," "would," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

General

Grote Molen, Inc. ("Grote Molen") was incorporated under the laws of the State of Nevada on March 15, 2004.  On February 22, 2017, we merged with BlackRidge with BlackRidge continuing as the surviving company.  Subsequently our business operations have changed to those of BlackRidge.  BlackRidge was organized under the laws of the State of Delaware on April 23, 2010.

We develop and market next generation cyber defense solutions that stop cyber-attacks and block unauthenticated access. Our network and server security products are based on our patented Transport Access Control technology and are designed to isolate, cloak and protect servers and cloud services and segment networks for regulatory compliance. BlackRidge products are used in enterprise and government computing environments, the industrial Internet of Things (IoT), and other cloud service provider and network systems.

Reorganization Agreement

On September 6, 2016, Grote Molen and BlackRidge entered into the Reorganization Agreement originally dated as of September 6, 2016, and amended on February 22, 2017 to update the number of common shares, warrants, and options granted and outstanding as of the closing date.

On February 22, 2017 (the "Closing Date"), we completed the reorganization contemplated by the Reorganization Agreement and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the reorganization, we issued 3,783,791 shares of our newly designated Series A Preferred Stock and 12,825,683 shares of Common Stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Additionally, certain stockholders of the Company returned for cancellation a total of 16,284,330 shares of our Common Stock.  Upon the completion of the reorganization, BlackRidge became a wholly-owned subsidiary of the Company and the Company had a total of 3,783,791 shares of Series A Preferred Stock and 21,790,683 shares of Common Stock outstanding, with the former BlackRidge stockholders owning 3,783,791 shares or 100% of Series A Preferred Stock and 12,825,683 shares or approximately 58.9% of Common Stock.  Upon completion of the reorganization, we also had outstanding warrants entitling the holders to acquire a total of 18,541,579 shares of the Company's Common Stock at an average exercise price of $0.46 per share.  The Reorganization resulted in a change of control of the Company.  For accounting purposes, BlackRidge will be treated as the acquirer and the historical financial statements of BlackRidge will become the Company's historical financial statements.  The acquisition is intended to constitute a tax-free reorganization pursuant to the applicable provisions of the Internal Revenue Code of 1986, as amended.

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

Business

The Company develops, markets and supports a family of products that provide a next generation cyber security solution for protecting enterprise networks and cloud services. With our patented technology, network and server resources located in the enterprise, datacenters and cloud systems, are better protected, less expensive to protect, and less vulnerable to compromise from cyber-attacks. We believe that our identity-based approach to network and cloud security offers superior performance compared to legacy network security approaches, and reduces the total cost of ownership for organizations by eliminating malicious and unwanted traffic from their networks and systems.

Our proprietary technology, BlackRidge Transport Access Control (TAC), authenticates user or device identity and applies security policies across networks and cloud services before application sessions are established. Underlying BlackRidge TAC is our patented First Packet Authentication™ which conveys and authenticates identity in the "first packet" of a TCP network session request. This fundamental invention addresses a security gap in how the Internet operates: the inability to authenticate network traffic sources. Without authentication, unidentified and unauthorized users and devices can scan, probe and access networks and cloud services. This security gap is exploited in all cyber-attacks through the process of network scanning and reconnaissance, and it has been further exposed and magnified by cloud services, mobile connectivity, and the Internet of Things (IoT)

Our products are protected by multiple U.S. Patents including "First Packet Authentication," "Concealing a Network Connected Device," "Digital Identity Authentication," and "Statistical Object Identification."

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at March 31, 2017 and December 31, 2016.

Intangible Assets

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

Revenue Recognition

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the three months ended March 31, 2017 and 2016.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of March 31, 2017 and December 31, 2017, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Sales

Total sales during the three months ended March 31, 2017 were $28,741, as compared to sales during the three months ended March 31, 2016 of $2,543, an increase of $26,198.  This increase in sales was due to new contracts acquired by the Company.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $1,596,748 for the three months ended March 31, 2017, compared to $1,123,300 for the three months ended March 31, 2016, an increase of $173,448, or approximately 42%.  The increase in selling, general and administrative expenses in the current year is primarily attributable to increases in professional fees incurred in conjunction with our acquisition and reorganization.

Interest Income/Expense

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $226,580 and $602,613 for the three months ended March 31, 2017 and 2016, respectively.  The decrease in interest expense of $376,156 in the current year is attributable primarily to the conversion of approximately $14 million of convertible debt in the prior year.

Loss on disposal of discontinued operations

On March 31, 2017, the Company completed the sale of substantially all the assets, other than cash, used in or connection with the Company's home grain mill and kitchen mixer business to John Hofman and Bruce Crane, former officers and directors of the Company, in consideration for the assumption by such persons of substantially all the liabilities incurred by the Company in connection with such business.  The assets divested consisted of the non-cybersecurity assets of the Company and included accounts receivable, inventory, deposits, property and equipment and intangible assets.  The liabilities divested included the non-cybersecurity liabilities of the Company and included accounts payable and accrued expenses and long and short-term notes payable and accrued interest thereon.  Upon completion of the divestiture, the Company recognized a $484,927 non-cash loss on disposal.

Loss from discontinued operations

During the period from February 22, 2017 through March 31, 2017, the Company recognized a loss from discontinued operations of $8,737.  This loss was primarily driven by lower than anticipated product sales.

Liquidity and Capital Resources

As March 31, 2017, we had total current assets of $2,258,134, including cash of $2,098,340, and current liabilities of $20,464,684, resulting in working capital deficit of $18,206,550.  Our current assets and working capital included accounts receivable of $3,540 and prepaid expenses of $156,254.

In addition, as March 31, 2017, we had total stockholders' deficit of $12,803,313.  As we have worked toward our acquisition and new product launches, we have primarily financed recent operations, the development of technologies, and the payment of expenses through the issuance of our debt, common stock, preferred stock and warrants.

For the three months ended March 31, 2017, net cash used in operating activities was $874,290, as a result of our net loss from continued operations of $1,794,587 and increases in accounts receivable of $3,540, prepaid expenses of $55,000, and decreases in deferred revenue of $251, partially offset by non-cash expenses totaling $132,140, and increases in accounts payable and accrued expenses of $323,513, accounts payable and accrued expenses – related party of $63,140, accrued interest of $7,790, accrued interest - related party of $161,544, wages payable of $246,233, loss from discontinued operation of $493,664 and cash flows from discontinued operations of $45,028.

By comparison, for the three months ended March 31, 2016, net cash used in operating activities was $391,036, as a result of our net loss of $1,723,370 and increases deferred revenue of $2,542, partially offset by non-cash expenses of $86,626, decreases in accounts receivable of $50,000 and prepaid expenses of $91,937, and increases in accounts payable and accrued expenses of $233,931, accounts payable – related party of $38,189, accrued interest of $435,033, accrued interest – related party of $157,279 and wages payable of $241,881.

Cash used in investing activities for the three months ended March 31, 2017 was $140,011 compared to $90,670 for the three months ended March 31, 2016.  The increase of $49,341 in the current period is due primarily to an increase in capitalized engineering costs related to the Company's technology development.

For the three months ended March 31, 2017, net cash provided by financing activities was $3,055,608, comprised of proceeds from the sale of common stock of $2,747,572, preferred stock of $275,000 and subscriptions payable of $20,000, proceeds from short term notes of $100,000, advances of $40,000 and advances – related party of $50,000, partially offset by the repayment of long-term notes of $122,229 and cash flows from discontinued operations of $54,735.

For the three months ended March 31, 2016, net cash provided by financing activities was $483,000, comprised of proceeds from the sale of preferred stock.

Off-balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls over Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of March 31, 2017, the end of the period covered by this report.  Based upon that evaluation, we have concluded that our disclosure controls and procedures as of March 31, 2017 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 2, 2016, AltEnergy Cyber, LLC ("Plaintiff") instituted a legal action in Connecticut state court, First Judicial District for Stamford, against the Company and Robert Zahm.  The complaint alleged that (i) the company improperly extended the maturity date of the Plaintiff's convertible note in the amount of $1,500,000 and (ii) improperly converted the loan into the Company's stock. The Complaint alleges that the Company is liable to the Plaintiff for the $4,500,000 plus interest.  The Company believes this claim to be without merit, and intends to vigorously defend itself against it.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement (see note 9 – Business Acquisitions/Dispositions) and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the Agreement, Grote Molen issued (pursuant to Rule 506(b) of Regulation D of Section 4(a)(2) of the Securities Act of 1933) 3,783,791 shares of its newly designated Series A Preferred Stock and 12,825,683 shares of common stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Because BlackRidge continues as the surviving entity, the net effect from this transaction on the outstanding stock of the Company was the addition of 8,965,000 shares of common stock held by the investors of Grote Molen at the time of the acquisition.

Between January 13, 2017 and February 27, 2017, the Company issued (pursuant to Rule 506(b) of Regulation D of Section 4(a)(2) of the Securities Act of 1933) 62,502 shares of the Company's preferred stock along with 5 year warrants to purchase 625,000 shares of the company's common stock at an exercise price per share of $0.70 to several investors for aggregate proceeds of $375,000, or $0.60 per share.  The warrants were valued $104,765 using the Black-Scholes pricing model.

Between February 27, 2017 and March 31, 2017, the Company issued (pursuant to Rule 506(b) of Regulation D of Section 4(a)(2) of the Securities Act of 1933) 6,170,162 shares of the Company's common stock and 5 year warrants to purchase 2,541,112 shares of the Company's common stock at an average exercise price per share of $0.37 to several investors for aggregate proceeds of $2,776,573. The warrants were valued $467,566 using the Black-Scholes pricing model.

On February 2, 2017, the Company issued (pursuant to Rule 506(b) of Regulation D of Section 4(a)(2) of the Securities Act of 1933) warrants to purchase 166,667 shares of the Company's common stock at an exercise price of $0.60 per share in conjunction with a debt agreement.  The warrants were valued at $30,002 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.

Between February 9, 2017 and March 6, 2017, the Company issued (pursuant to Rule 506(b) of Regulation D of Section 4(a)(2) of the Securities Act of 1933) warrants to purchase 150,001 shares of the Company's common stock at an exercise price per share of $0.60 to several parties in conjunction with short term notes and advances.  The warrants were valued at $27,945 using the Black-Scholes pricing model and were recorded to additional paid in capital.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Identification of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
4.1	Certificate of designation for Series A Preferred Stock, as amended *
4.2	Form of Five-Year Common Stock Purchase Warrant Included in Offerings (2)
10.1	Promissory Note dated December 12, 2012 *
10.2	Promissory Note dated December 12, 2012 *
10.3	Promissory Note dated September 30, 2013 *
10.4	Promissory Note dated October 31, 2013 *
10.5	Promissory Note dated October 1, 2014 *
10.6	Promissory Note dated November 30, 2015 *
10.7	Promissory Note dated February 2, 2017 *
10.8	Settlement Agreement and Release and Note dated November 2, 2016 *
10.9	Settlement Agreement and Release and Note dated November 2, 2016 *
10.10	Completion of Plan of Reorganization dated as of February 22, 2017 (2)
10.11	Disposition of Assets dated as of March 31, 2017 (3)
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
(1)	Incorporated by reference to Exhibit Numbers 3.1 and 3.2 of the Company's registration statement on Form 10 filed with the SEC on May 14, 2010.
(2)	Incorporated by reference to the Company's September 30, 2016 Report on Form 10-Q filed November 14, 2017.
(3)	Incorporated by reference to Exhibit Number 10.1 of the current report on Form 8-K filed with the SEC on September 7, 2016 and amended on Form 8-K filed with the SEC on February 24, 2017.
(4)
Incorporated by reference to the current report on Form 8-K filed with the SEC on April 6, 2017Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSIGHT CAPITAL, INC.
(Issuer)

Date:	May 15, 2017	By:	/s/ Robert Graham
Robert Graham, Chief Executive Officer and President

Date:	May 15, 2017	By:	/s/ John Bluher
John Bluher, Chief Financial Officer