Form 10-Q
period 2017-06-30
BlackRidge Technology International, Inc.
filed 2017-08-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53661

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X . No      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒.
Emerging growth company	☐ .

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(aq) of the Exchange Act.
Yes ☐  . No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     . No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 14, 2017
Common Capital Voting Stock, $0.001 par value per share	32,060,577 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

June 30, 2017

C O N T E N T S

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$1,218,241	$57,033
Inventory	14,731	-
Prepaid expenses	197,629	100,954
Total Current Assets	1,430,601	157,987

Intangible assets, net	6,402,456	5,923,543
Total Assets	$7,833,057	$6,081,530

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,110,533	$2,038,273
Accounts payable and accrued expenses – related party	478,544	709,725
Accrued interest	54,098	52,888
Accrued interest – related party	1,576,402	1,241,911
Advances – related party	225,000	110,000
Wages payable	13,077,733	10,696,311
Deferred revenue	15,095	19,988
Notes payable	52,732	89,221
Current portion of long term debt	400,000	400,000
Convertible notes, short term – related party	284,172	284,172
Short term portion of convertible notes, long term – related party	3,712,638	-
Total Current Liabilities	21,986,947	15,642,489

Noncurrent Liabilities
Contingent liability	37,500	37,500
Notes payable	566,658	800,000
Convertible notes payable, long term – related party	-	3,712,638
Total Liabilities	22,591,105	20,192,627

Stockholders' Deficit
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; 3,783,818 and 3,671,316 issued and outstanding as June 30, 2017 and December 31, 2016, respectively	3,784	3,671
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 32,060,577 and 13,325,681 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	32,061	13,326
Additional paid-in capital	25,729,705	20,287,638
Accumulated deficit	(40,578,598)	(34,550,732)
Subscription payable	55,000	135,000
Total Stockholders' Deficit	(14,758,048)	(14,111,097)
Total Liabilities and Stockholders' Deficit	$7,833,057	$6,081,530

See accompanying notes to the unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues	$8,961	$55,035	$37,702	$57,578
Cost of Goods Sold	258	-	258	-
Gross Profit	8,703	55,035	37,444	57,578

Operating Expenses:
Engineering	25,884	5,656	66,123	23,976
Sales and marketing	42,127	16,136	42,127	25,740
General and administrative	3,499,788	1,090,673	5,056,297	2,188,049
Total operating expenses	3,567,799	1,112,456	5,164,547	2,237,765

Loss From Operations	(3,559,096)	(1,057,421)	(5,127,103)	(2,180,187)

Other Income (Expense)
Interest income	-	82	-	205
Interest expense	(6,866)	(450,837)	(72,608)	(896,294)
Interest expense – related party	(173,653)	(163,754)	(334,491)	(321,033)
Total other income (expense)	(180,519)	(614,509)	(407,099)	(1,217,122)

Net Loss Before Income Taxes	(3,739,615)	(1,671,930)	(5,534,202)	(3,397,309)

Income Tax	-	-	-	-

Net Loss From Continuing Operations	(3,739,615)	(1,671,930)	(5,534,202)	(3,397,309)

Discontinued Operations
Loss on disposal of discontinued operations	-	-	(484,927)	-
Loss from discontinued operations	-	-	(8,737)	-
Loss on discontinued operations	-	-	(493,664)	-

Net Loss	$(3,739,615)	$(1,671,930)	$(6,027,866)	$(3,397,309)

Loss From Continuing Operations per Common Share - Basic and Diluted	$(0.12)	$(0.13)	$(0.23)	$(0.25)
Loss From Discontinued Operations per Common Share - Basic and Diluted	$-	$-	$(0.02)	$-

Weighted Average Shares Outstanding - Basic and Diluted	31,035,764	13,325,681	24,079,781	13,325,681

See accompanying notes to the unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Shares Outstanding - Preferred	Preferred Stock	Shares Outstanding - Common	Common Stock	Additional Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2015	9,804	$10	13,325,681	$13,326	$3,110,821	$-	$(27,334,912)	$(24,210,755)

Issuance of preferred stock	608,922	609	-	-	3,130,395	135,000	-	3,266,004
Note conversions	3,052,590	3,052	-	-	14,046,422	-	-	14,049,474
Net loss	-	-	-	-	-	-	(7,215,820)	(7,215,820)

Balance as of December 31, 2016	3,671,316	3,671	13,325,681	13,326	20,287,638	135,000	(34,550,732)	(14,111,097)

Share conversion	50,000	50	(500,000)	(500)	450	-	-	-
Issuance of preferred stock	62,502	63	-	-	374,937	(100,000)	-	275,000
Issuance of common stock	-	-	10,269,896	10,270	4,522,182	20,000	-	4,552,452
Business acquisition	-	-	8,695,000	8,965	485,551	-	-	494,516
Issuance of warrants in conjunction with debt	-	-	-	-	31,002	-	-	31,002
Issuance of warrants in conjunction with advances	-	-	-	-	27,945	-	-	27,945
Net loss	-	-	-	-	-	-	(6,027,866)	(6,027,866)

Balance as of June 30, 2017	3,783,818	$3,784	32,060,577	$32,061	$25,729,705	$55,000	$(40,578,598)	$(14,758,048)

See accompanying notes to unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(6,027,866)	$(3,397,309)
Net loss from discontinued operations	493,664	-
Net loss from continuing operations	(5,534,202)	(3,397,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,196	152,224
Amortization of debt discounts	31,002	10,424
Warrants issued in conjunction with advances	27,945	-
Changes in operating assets and liabilities:
Accounts receivable	-	980
Inventory	(14,731)	-
Prepaid expenses	(96,675)	(1,639)
Accounts payable and accrued liabilities	72,260	477,587
Accounts payable and accrued liabilities – related party	(231,181)	50,972
Accrued interest	1,210	885,870
Accrued interest – related party	334,491	321,032
Deferred revenue	(4,893)	(4,237)
Wages payable	2,156,317	483,896
Net Cash Used in Operating Activities, Continuing Operations	(3,095,261)	(1,020,200)
Net Cash Provided by Operating Activities, Discontinued Operations	45,028	-
Net Cash Used in Operating Activities	(3,050,233)	(1,020,200)

Cash Flows From Investing Activities
Proceeds from business acquisition	10,559	-
Purchases of intangible assets	(417,004)	(237,953)
Net Cash Used in Investing Activities, Continuing Operations	(406,445)	(237,953)
Net Cash Used in Investing Activities, Discontinued Operations	-	-
Net Cash Used in Investing Activities	(406,445)	(237,953)

Cash Flows From Financing Activities
Proceeds from sale of common stock	4,532,452	-
Proceeds from sale of preferred stock	275,000	833,000
Proceeds from subscriptions payable	20,000	460,000
Proceeds from issuance of short term convertible notes	100,000	-
Proceeds from advances – related party	115,000	-
Repayments of short term notes	(36,489)	-
Repayments of short term convertible notes	(100,000)	-
Repayments on long term debt	(233,342)	-
Net Cash Provided by Financing Activities, Continuing Operations	4,672,621	1,293,000
Net Cash Used in Financing Activities, Discontinued Operations	(54,735)	-
Net Cash Provided by Financing Activities	4,617,886	1,293,000

Net Increase In Cash	1,161,208	34,847
Cash, Beginning of Period	57,033	3,020
Cash, End of Period	$1,218,241	$37,867

Non-Cash Investing and Financing Activities
Wages payable included in capitalized intangible assets	$225,105	$258,104
Common stock converted to preferred stock	$500	$-
Business acquisition	$483,957	$-
Warrants issued in conjunction with debt agreements	$31,002	$-
Warrants issued and expensed in conjunction with advances	$27,945	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$14,597	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 AND THE YEAR ENDED DECEMBER 31, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – BlackRidge Technology International, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 15, 2004 under the name "Grote Molen, Inc."  The Company sells identity based network security to protect hybrid cloud and mainframe workloads from cyber-attacks and insider threats.

On September 6, 2016, the Company entered into an agreement and plan of reorganization with BlackRidge Technology International, Inc., a Delaware corporation, and Grote Merger Co., a Delaware corporation providing for the Company's acquisition of BlackRidge in exchange for a controlling number of shares of the Company's preferred and common stock pursuant to the merger of Grote Merger Co. with and into BlackRidge, with BlackRidge continuing as the surviving corporation.    The transaction contemplated in the agreement closed on February 22, 2017.

On July 2, 2017, the Company filed a Certificate to Accompany Restated Articles or Amended and Restated Articles with the Secretary of State of Nevada to, among other things, change the Company's name to BlackRidge Technology International, Inc.

Principles of Consolidation - The Company and its subsidiaries consist of the following entities, which have been consolidated in the accompanying financial statements:

BlackRidge Technology International, Inc.
BlackRidge Technology Holding, Inc.
BlackRidge Technology, Inc.
BlackRidge Technology Government, Inc.

All intercompany balances have been eliminated in consolidation.

Basis of Presentation – The accompanying consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of June 30, 2017 as well as the consolidated results of operations and cash flows for the six months ended June 30, 2017 and 2016 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2016.

Interim Financial Statements – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the SEC.

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

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.  At June 30, 2017, the Company had cash balances in excess of FDIC insured limits of $928,504.  At December 31, 2016, the Company did not have any cash balances in excess of FDIC insured limits.

Significant customers are those which represent more than 10% of the Company's revenue for each period presented, or the Company's accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue		Accounts Receivable
	Six Months Ended June 30,		June 30,
Customers	2017	2016	2017	2016
Customer A	78%	8%	-	-
Customer B	9%	0%	-	-
Customer C	13%	92%	-	-

	Revenue
	Three Months Ended June 30,
Customers	2017	2016
Customer A	38%	8%
Customer B	33%	0%
Customer C	28%	89%

Inventory - Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.  When market value is determined to be less than cost, the Company records an allowance for obsolescence.  The company's inventory assets at June 30, 2017 and December 31, 2016 consisted primarily of hardware appliances valued as follows:

	As of June 30, 2017	As of December 31, 2016
Inventory	$350,386	$335,655
Less: allowance for obsolescence	(335,655)	(335,655)
	$14,731	$-

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases ("ASU 2016-02"). The guidance in this new standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting and eliminates the current real estate-specific provisions for all entities. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02.

NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six months ended June 30, 2017 the Company incurred a net loss of $6,027,866 and inception to date losses are equal to $40,578,598.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – INTANGIBLE ASSETS

In accordance with ASC 350-40, ASC 350-50, and ASC 985-20, during the six months ended June 30, 2017 and 2016, the Company capitalized $642,109 and $496,057, respectively, towards the development of software, intellectual property, and patent expenses.

The Company amortizes these costs over their related useful lives (approximately 7 to 20 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company recorded amortization of $163,196 and $152,224 related to intangible assets during the six months ended June 30, 2017 and 2016, respectively.

NOTE 4 – NOTES PAYABLE

Short term notes

At June 30, 2017 and December 31, 2016, the Company had outstanding short term debt totaling $52,732 and $89,221, respectively.  These notes bear interest at the rates of between 10% and 12% annually and have maturity dates ranging from January 1, 2012 through December 31, 2014.  As some of these notes have exceeded their initial maturity dates, they are subject to the default interest rate of 18% per annum.

The following table summarizes the Company's short term notes payable for the six months ended June 30, 2017 and the year ended December 31, 2016:

	June 30, 2017	December 31, 2016
Beginning Balance	$89,221	$89,221
Notes acquired in business acquisition	208,811	-
Repayments – continuing operations	(36,489)	-
Repayments – discontinued operations	(53,132)	-
Notes divested in disposal of discontinued operations	(155,679)	-
Ending Balance	$52,732	$89,221

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

The following table summarizes the Company's long term notes payable for the six months ended June 30, 2017 and the year ended December 31, 2016:

	June 30, 2017	December 31, 2016
Beginning Balance	$1,200,000	$-
Notes acquired in business acquisition	136,830	1,200,000
Repayments – continuing operations	(233,342)	-
Repayments – discontinued operations	(1,603)	-
Notes divested in disposal of discontinued operations	(135,227)	-
Ending Balance	$966,658	$1,200,000
Short Term Portion of Long Term Debt	$400,000	$400,000
Long Term Debt	$566,658	$800,000

NOTE 5 – CONVERTIBLE NOTES

Short term convertible notes

On February 2, 2017, the Company issued a $100,000 convertible note bearing interest at 10% per annum.  The note matures on March 31, 2018 and is convertible at a price of $0.66 per share at the holder's request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 166,667 shares of the company's common stock at an exercise price of $0.60 per share.  The warrants were valued at $31,002 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.  The note was repaid in full on April 4, 2017 along with $1,785 in accrued interest.
Short term convertible notes – related party

On October 31, 2013, the Company agreed to convert balances owed to the Company's Corporate Council (as defined below) in the amount of $183,172 into a 42 month convertible note bearing interest at 12% annually and convertible into 203,525 shares of convertible preferred stock at the rate of $0.90 per share.  At June 30, 2017 and December 31, 2016, the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $109,153 and $84,172, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets.  The note carries a default rate of 18% for any principal not paid by the maturity date.

On November 30, 2015, the Company's Chief Technology Officer and significant shareholder invested $101,000 via a one year convertible note bearing interest at 12% annually and convertible into 112,223 shares of convertible preferred stock at the rate of $0.90 per share.  At June 30, 2017 and December 31, 2016, the Company has accrued interest for this note in the amount of $24,688 and $13,947, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets. The note carries a default rate of 18% for any principal not paid by the maturity date.

Long term convertible notes – related party

During 2011 to 2014, the Company's Chief Technology Officer and significant shareholder of the Company loaned a total of $2,673,200 to the Company.  On October 1, 2014, all prior notes including accrued interest were combined into a single $3,712,637 convertible note bearing interest at 12% annually and convertible into 4,125,154 shares of preferred stock at the rate of $0.90 per share.  At June 30, 2017 and December 31, 2016, the Company had accrued interest for this note in the amount of $1,442,561 and $1,143,791, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets.  The note matures on October 1, 2017 if the officer elects not to convert. The note carries a default rate of 18% for any principal not paid by the maturity date.

Convertible debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company's common stock at the conversion prices and terms discussed above. The Company has determined that any embedded conversion options do not possess a beneficial conversion feature, and therefore has not separately accounted for their value.

The following table summarizes the Company's convertible notes payable for the six months ended June 30, 2017 and the year ended December 31, 2016:

	June 30, 2017	December 31, 2016
Beginning Balance	$3,996,810	$13,815,094
Proceeds from issuance of convertible notes, net of issuance discounts	68,998	-
Repayments	(100,000)	-
Conversion of notes payable into preferred stock	-	(9,452,000)
Conversion of related party notes payable into preferred stock	-	(230,763)
Settlement agreements	-	(145,945)
Amortization of discounts	31,002	10,424
Ending Balance	$3,996,810	$3,996,810
Convertible notes, short term, net of issuance discounts	$-	$-
Convertible notes, short term – related party	$284,172	$284,172
Short term portion of convertible notes, long term – related party	$3,712,638	$-
convertible notes, long term – related party	$-	$3,712,638

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

The Company also leases approximately 202 square feet of office space under 12 month operating lease which expired in 2016.  The lease is renewable at the Company's option annually at a flat monthly amount of $400.  The amounts reflected in the table below are for the aggregate future minimum lease payments under the non-cancelable facility operating leases.

Rent expense was $93,756 and $113,786 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, future minimum lease payments are as follows:

Year Ending December 31,
2017 (six months)	$89,125
2018	179,950
2019	183,609
2020	78,612
Total minimum lease payments	$531,296

Restricted Stock Commitments

The Company has committed to settling a significant portion of its current accounts payable and wages payable balances through the future issuance of restricted stock units.  While the terms of these agreements have not yet been formalized with employees and outside contractors, they could have a potentially dilutive effect to current shareholders.

Contingent Liability

On October 15, 2011, the Company entered into an agreement with a consultant by which the consultant's invoices for the previous four months would be accrued as a liability to be paid out upon (a) the Company's successful raising of $10,000,000 in capital funding, or (b) the Company reaching total revenues of $10,000,000.  The Company has a balance due under this agreement of $37,500 at June 30, 2017 and December 31, 2016, respectively.

Legal Proceedings

On December 2, 2016, AltEnergy Cyber, LLC ("Plaintiff") instituted a legal action in Connecticut against the Company and Robert Zahm.  The complaint alleged that (i) the Company improperly extended the maturity date of the Plaintiff's convertible note in the amount of $1,500,000 and (ii) improperly converted the loan into the Company's stock. The Complaint alleges that the Company is liable to the Plaintiff for $4,500,000 plus interest.  The Company believes this claim to be without merit, and intends to vigorously defend itself against it.

NOTE 7 ‑ RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017, the Company incurred interest expense on notes to related parties in the aggregate amount of $334,491.

During six months ended June 30, 2017, the Company incurred professional expenses in the amount of $75,000 pursuant to a consulting contract with a business owned by Jay Wright, the Company's Corporate Counsel.  Unpaid amounts due under this contract are included in Jay Wright's payable balances in the chart below.

Accounts payable related party

At June 30, 2017 and December 31, 2016, the Company had a balance in related party accounts payable and of $478,544 and $709,725, respectively, which consisted of the following:

			June 30,	December 31,
Party Name:	Relationship:	Nature of transactions:	2017	2016
Jay Wright	Corporate Counsel	Consulting fees	$222,045	$355,795
John Hayes	Chief Technology Officer	Expense reimbursement	227,527	308,485
Robert Graham	Chairman and Chief Executive Officer	Expense reimbursement	19,972	45,445
Robert Graham	Chairman and Chief Executive Officer	Rent	9,000	-
			$478,544	$709,725

NOTE 8 ‑ STOCKHOLDERS' EQUITY

The Company has authorized 100 million shares of common stock, $0.001 par value, and 5 million shares of preferred stock, $0.001 par value.  Each share of the Company's preferred stock is convertible into 10 shares of common stock, subject to adjustment, has voting rights equal to its common stock equivalent, 7% cumulative dividend rights, and has liquidation rights that entitle the recipient to the receipt of net assets on a pro-rata basis.  The Company has 32,060,577 and 13,325,681 common shares issued and outstanding and 3,783,818 and 3,671,316 preferred shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement (see note 9 – Business Acquisitions/Dispositions) and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the Agreement, the Company issued 3,783,791 shares of its newly designated Series A Preferred Stock and 12,825,683 shares of common stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Because BlackRidge continues as the surviving entity, the net effect from this transaction on the outstanding stock of the Company was the addition of 8,965,000 shares of common stock held by the investors of the Company at the time of the acquisition.

Between January 13, 2017 and February 27, 2017, the Company issued 625,000 shares of the Company's preferred stock along with 5 year warrants to purchase 625,000 shares of the Company's common stock at an exercise price per share of $0.70 to several investors for aggregate proceeds of $375,000, or $0.60 per share.  The warrants were valued at $104,765 using the Black-Scholes pricing model.

Between February 27, 2017 and June 2, 2017, the Company issued 10,269,896 shares of the Company's common stock and 5 year warrants to purchase 6,640,846 shares of the Company's common stock at an average exercise price per share of $0.51 to several investors for aggregate proceeds of $4,532,452. The warrants were valued at $1,227,398 using the Black-Scholes pricing model. The Company paid consultant and business development fees of $89,000 related to these issuances.

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

The significant assumptions used in the Black-Scholes valuation of the warrants are as follows:

Stock price on the valuation date	$0.45
Warrant exercise price	$0.10 - 0.70
Dividend yield	0.00%
Years to maturity	5.0
Risk free rate	1.50 – 2.02%
Expected volatility	55.43%

NOTE 9 – BUSINESS ACQUISITION

On September 6, 2016, the Company and BlackRidge entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") originally dated as of September 6, 2016, and amended on February 22, 2017 to update the number of common shares, warrants, and options granted and outstanding as of the closing date.

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation ("Reorganization"). Upon completion of the Agreement, we issued 3,783,791 shares of our newly designated Series A Preferred Stock and 12,825,683 shares of Common Stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Additionally, certain stockholders of BlackRidge returned for cancellation a total of 16,284,330 shares of our Common Stock.  Upon the completion of the Reorganization, BlackRidge became a wholly-owned subsidiary of the Company and the Company had a total of 3,783,791 shares of Series A Preferred Stock and 21,790,683 shares of Common Stock outstanding, with the former BlackRidge stockholders owning 3,783,791 shares or 100% of Series A Preferred Stock and 12,825,683 shares or approximately 58.9% of Common Stock.  Upon completion of the Reorganization, we also had outstanding warrants entitling the holders to acquire a total of 18,541,579 shares of the Company's Common Stock at an average exercise price of $0.46 per share.  The Reorganization resulted in a change of control of the Company.  For accounting purposes, BlackRidge was treated as the acquirer and the historical financial statements of BlackRidge became the Company's historical financial statements.  The acquisition is intended to constitute a tax-free reorganization pursuant to the applicable provisions of the Internal Revenue Code of 1986, as amended.

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

The following table shows the value of assets and liabilities divested:

Assets
Accounts receivable	$40,044
Deposits and prepaid expenses	90,559
Inventory	1,157,555
Property and equipment	117,254
Intangible assets	62,820
Total Assets	1,468,232

Liabilities
Accounts payable and accrued expenses	692,399
Notes payable – short term	64,000
Notes payable – short term, related party	91,679
Line of credit	135,227
Total Liabilities	983,305

Loss on disposal	$484,927

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

General

BlackRidge Technology International, Inc., formerly known as Grote Molen, Inc., ("the Company") was incorporated under the laws of the State of Nevada on March 15, 2004.

We develop and market next generation cyber defense solutions that stop cyber-attacks and block unauthenticated access. Our network and server security products are based on our patented Transport Access Control technology and are designed to isolate, cloak and protect servers and cloud services and segment networks for regulatory compliance. BlackRidge products are used in enterprise and government computing environments, the industrial Internet of Things ("IoT"), and other cloud service provider and network systems.

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

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation ("Reorganization"). Upon completion of the Agreement, we issued 3,783,791 shares of our newly designated Series A Preferred Stock and 12,825,683 shares of Common Stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Additionally, certain stockholders of the Company returned for cancellation a total of 16,284,330 shares of our Common Stock.  Upon the completion of the Reorganization, BlackRidge became a wholly-owned subsidiary of the Company and the Company had a total of 3,783,791 shares of Series A Preferred Stock and 21,790,683 shares of Common Stock outstanding, with the former BlackRidge stockholders owning 3,783,791 shares or 100% of Series A Preferred Stock and 12,825,683 shares or approximately 58.9% of Common Stock.  Upon completion of the Reorganization, we also had outstanding warrants entitling the holders to acquire a total of 18,541,579 shares of the Company's Common Stock at an average exercise price of $0.46 per share.  The Reorganization resulted in a change of control of the Company.  For accounting purposes, BlackRidge will be treated as the acquirer and the historical financial statements of BlackRidge will become the Company's historical financial statements.  The acquisition is intended to constitute a tax-free reorganization pursuant to the applicable provisions of the Internal Revenue Code of 1986, as amended.

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

On July 2, 2017, the Company filed a Certificate to Accompany Restated Articles or Amended and Restated Articles with the Secretary of State of Nevada to, among other things, change the Company's name to BlackRidge Technology International, Inc.

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

BlackRidge products provide advanced capabilities compared to advanced firewalls in applications such as network segmentation and isolating cloud services.  BlackRidge also cloaks protected network resources from network mapping, reconnaissance and other forms of unauthorized access and attacks which cannot be blocked by advanced firewalls.

Our proprietary technology, BlackRidge Transport Access Control ("TAC"), authenticates user or device identity and applies security policies across networks and cloud services before application sessions are established. Underlying BlackRidge TAC is our patented First Packet Authentication™ which conveys and authenticates identity in the "first packet" of a TCP network session request. This fundamental invention addresses a security gap in how the Internet operates: the inability to authenticate network traffic sources. Without authentication, unidentified and unauthorized users and devices can scan, probe and access networks and cloud services. This security gap is exploited in all cyber-attacks through the process of network scanning and reconnaissance, and it has been further exposed and magnified by cloud services, mobile connectivity, and the IoT.

The Company's technology is first to market with this approach of enforcing security policy based on cryptographically secured identity on every TCP/IP session.

Our products are protected by multiple U.S. Patents including "First Packet Authentication," "Concealing a Network Connected Device," "Digital Identity Authentication," and "Statistical Object Identification."

Products

BlackRidge and our partners sell network security products and solutions based on our proprietary BlackRidge TAC software technology. BlackRidge TAC provides high throughput and low latency network security that operates pre-session, in real time, before other security defenses engage. BlackRidge products can be deployed inside a network to cloak and protect servers and segment networks, in front of existing security stacks to filter anonymous traffic, or as part of service provider or OEM (as defined below) solution.

The BlackRidge solution is available in the following product configurations, with additional platform support under development:

•	1U rack-mountable 1GbE or 10GbE network appliance
•	1GbE fanless desktop appliance
•	VMware ESXi™ virtual appliance
•	IBM z Systems™ LPAR and IBM z/VM® software appliances
•	Amazon Web Services appliances

BlackRidge products are priced on a per appliance or gateway and on the total number of user and device identities supported in an implementation. Enterprise and OEM licensing along with subscription pricing are available. BlackRidge appliances can support up to 100,000 identities and 4,000,000 sessions, providing a highly scalable enterprise solution that operates with low latency and high throughput compared to current network security devices

Network and cloud deployments options include deploying in-line as a Layer 2 transparent bridge or logically inline as a Layer 3 gateway for cloud deployments.  BlackRidge software and systems are designed to be highly resilient and can be configured for high availability and failover. Security policies can be verified during deployment with progressive modes of bridge, monitor and audit, and then enforce policy.

Support and Maintenance

BlackRidge offers standard and premium support to our end-customers and channel partners, where our channel partners typically deliver level one support and we provide level two and level three support. The support for our end customers includes ongoing maintenance services for both hardware and software to receive software upgrades, bug fixes, and repairs. End customers typically purchase these services for a one year or longer term at the time of the initial product sale and typically renew for successive one year or longer periods.

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

Markets, Customers and Distribution Channels

The BlackRidge network security and cyber defense solution is broadly applicable to virtually all enterprise and government market segments.  Whether deployed directly in a customer's environment or consumed as part of cloud service or solution, BlackRidge provides a new level of cyber defense not available in the market today.

BlackRidge markets and sells its products through multiple channels, including direct sales, integrator and reseller channel partners, cloud and managed service providers, and through strategic Original Equipment Manufacturer ("OEM") partners to both government and commercial users. The initial sales focus and market entry strategy for BlackRidge was originally the US Department of Defense, which is a key leverage point for the company's current commercial and government sales efforts. Our customers and partners include IBM, Ciena, Crimson Logic, the US Department of Defense, the US Department of Energy, Marist College, Splunk and mid-market and large financial institutions.

Within the commercial markets, BlackRidge sells both direct and through our strategic partners to large enterprise accounts, and indirectly through certain channel partners to specific verticals and international market segments. Our initial market entry strategy for the commercial market is to sell directly in order to establish customer and analyst references with large enterprises in North America that have high security and compliance requirements.  These include more complex regulated enterprises such as Financial Services and Insurance companies. Our channel partners are recruited to assist with expanding enterprise sales, commercializing specific vertical markets, and penetrating the international markets. Revenue from commercial sales includes product licensing fees, installation services, and annual support based on a standard price list.

In the government markets, BlackRidge sells its standard commercial products through a wholly owned subsidiary, BlackRidge Technology Government, to government integrators and contractors who re-sell to the Department of Defense (DOD) and civilian agencies. BlackRidge has been involved with the DOD for over five years, including our initial product development funding which was provided by the U.S. DOD. The BlackRidge products have been designed for several large DOD programs and they have been extensively tested and validated for use by the Defense Information Systems Agency labs. The timing of the DOD adoption of BlackRidge products depends on approval of budgets and final product testing approvals from the DOD. BlackRidge Government revenue is net of government discounts, contracting fees, and channel and service partner discounts.

The BlackRidge OEM and service provider partnership strategy is to make targeted investments to capitalize on opportunities in specific market segments such as the industrial Internet of Things (IoT), Blockchain network and server equipment providers, and cloud solution providers. For these markets and our partners, BlackRidge TAC is deployed as an integrated or embedded capability in the partners' vertical market solutions, and our technology will be sold and supported by our partner. BlackRidge provides unique, integrated identity-based cyber defense for these OEM products or service offerings that provides our end user customer with a competitive market advantage in the face of today's advanced cyber threats. Revenue from OEM offerings flows from embedded product licensing fees and support fees that are somewhat unique to each OEM offering.

Marketing

Our marketing is focused on building our brand reputation and market awareness for our platform, driving customer demand and building a strong sales pipeline, and working with our channel and OEM partners. Our marketing team when fully developed will consist of corporate marketing, channel marketing, lead development, operations, and corporate communications. Marketing activities include demand generation, digital marketing programs, product launch activities, managing our corporate and investor website, trade shows and conferences, and press and analyst relations.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at June 30, 2017 and December 31, 2016.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the six months ended June 30, 2017 and 2016.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of June 30, 2017 and December 31, 2017, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Sales

Total sales during the three months ended June 30, 2017 were $8,961, as compared to sales during the three months ended June 30, 2016 of $55,035, a decrease of $46,074.  This decrease was due to a reduction in one time sales.

Operating Expenses

Our selling, general and administrative expenses were $3,567,779 for the three months ended June 30, 2017, compared to $1,112,456 for the three months ended June 30, 2016, an increase of $2,455,323, or approximately 221%.  The increase in selling, general and administrative expenses in the current year is primarily attributable to an approximate $800,000 increase in professional fees incurred in conjunction with our acquisition and reorganization coupled with an increase in general and administration costs related to our increased activity as we implement our business plan and an increase of approximately 1,100,000 in non-cash stock compensation accruals.  We expect that these onetime professional fee and stock compensation expenses will not continue in future periods.
Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $180,519 and $614,509 for the three months ended June 30, 2017 and 2016, respectively.  The decrease in interest expense of $433,990 in the current year is attributable primarily to the conversion of approximately $14 million of convertible debt into equity in the prior year.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Sales

Total sales during the six months ended June 30, 2017 were $37,702, as compared to sales during the six months ended June 30, 2016 of $57,578, a decrease of $20,134.  This decrease was due to a reduction in one time sales.

Selling, General and Administrative Expenses

Operating Expenses

Our selling, general and administrative expenses were $5,164,547 for the six months ended June 30, 2017, compared to $2,237,765 for the six months ended June 30, 2016, an increase of $2,926,782, or approximately 130%.  The increase in selling, general and administrative expenses in the current year is primarily attributable to an approximate $1,000,000 increase in professional fees incurred in conjunction with our acquisition and reorganization coupled with an increase in general and administration costs related to our increased activity as we implement our business plan and an increase of approximately 1,100,000 in non-cash stock compensation accruals.  We expect that these onetime professional fee and stock compensation expenses will not continue in future periods.
Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $407,099 and $1,217,122 for the six months ended June 30, 2017 and 2016, respectively.  The decrease in interest expense of $810,023 in the current year is attributable primarily to the conversion of approximately $14 million of convertible debt in the prior year.

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

Loss from discontinued operations

During the period from February 22, 2017 through March 31, 2017, the Company recognized a loss from discontinued operations of $8,737.  This loss was primarily driven by lower than anticipated product sales of the entity that was eventually sold.

Liquidity and Capital Resources

At June 30, 2017, we had total current assets of $1,430,601, including cash of $1,218,241, and current liabilities of $21,986,947, resulting in working capital deficit of $20,556,346.  Our current assets and working capital included inventory of $14,731 and prepaid expenses of $197,629.

In addition, as June 30, 2017, we had total stockholders' deficit of $14,758,048.  As we have worked toward our acquisition and new product launches, we have primarily financed recent operations, the development of technologies, and the payment of expenses through the issuance of our debt, common stock, preferred stock and warrants.

For the six months ended June 30, 2017, net cash used in operating activities was $3,050,233, as a result of our net loss from continued operations of $5,534,202 and increases in inventory of $14,731, prepaid expenses of $96,675, and decreases in deferred revenue of $4893, accounts payable and accrued expenses – related party of $231,181, partially offset by non-cash expenses totaling $222,143, and increases in accounts payable and accrued expenses of $72,260, accrued interest of $1,210, accrued interest - related party of $334,491, wages payable of $2,256,317, loss from discontinued operation of $493,664 and cash flows from discontinued operations of $45,028.
By comparison, for the six months ended June 30, 2016, net cash used in operating activities was $1,020,200, as a result of our net loss of $3,397,309 an increases in prepaid expense of $1,639 and a decrease in deferred revenue of $4,237, partially offset by non-cash expenses of $162,648, decreases in accounts receivable of $980, and increases in accounts payable and accrued expenses of $477,587, accounts payable – related party of $50,972, accrued interest of $855,870, accrued interest – related party of $321,032 and wages payable of $483,896.

Cash used in investing activities for the six months ended June 30, 2017 was $406,445 compared to $237,953 for the six months ended June 30, 2016.  The increase of $268,492 in the current period is due primarily to an increase in capitalized engineering costs related to the Company's technology development.

For the six months ended June 30, 2017, net cash provided by financing activities was $4,672,621, comprised of proceeds from the sale of common stock of $4,532,452, preferred stock of $275,000 and subscriptions payable of $20,000, proceeds from short term notes of $100,000 and advances – related party of $115,000, partially offset by the repayment of short-term notes of $36,489, repayments of short-term convertible notes of $100,000, repayments of long-term notes of $233,342 and cash outflows from discontinued operations of $54,735.

For the six months ended June 30, 2016, net cash provided by financing activities was $1,293,000, comprised of proceeds from the sale of preferred stock of $833,000 and proceeds from subscriptions payable of $460,000.

Based on our current business plan, we anticipate that our operating activities will use approximately $175,000 in cash per month over the next twelve months, or $2.1 million. Currently we do not have enough cash on hand to fully implement our business plan, and will require additional funds within the next year. We believe that our operations will not begin to generate significant cash flows until the fourth quarter of 2017.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately plan to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from sales. If we are unable to raise additional funds in the near term, we may not be able to fully implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Off-balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls over Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of June 30, 2017, the end of the period covered by this report.  Based upon that evaluation, we have concluded that our disclosure controls and procedures as of June 30, 2017 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

None

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between February 27, 2017 and June 2, 2017, the Company issued 10,269,896 shares of the Company's common stock and 5 year warrants to purchase 6,640,846 shares of the Company's common stock at an average exercise price per share of $0.51 to several investors for aggregate proceeds of $4,532,452. The warrants were valued $1,227,398 using the Black-Scholes pricing model. The Company paid consultant and business development fees of $89,000 related to these issuances.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Identification of Exhibit

3.1	Amended and Restated Articles of Incorporation*

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

* Filed herewith

**       The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
(Issuer)

Date:	August 14, 2017	By:	/s/ Robert Graham
Robert Graham, Chief Executive Officer and President

Date:	August 14, 2017	By:	/s/ John Bluher
John Bluher, Chief Financial Officer