Form 10-Q/A
period 2017-06-30
BlackRidge Technology International, Inc.
filed 2017-09-05
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

  ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

   ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(aq) of the Exchange Act.  Yes  ☐  No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

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

Explanatory Note

The sole purpose of this Amendment No. 1 ("Amendment") to the Quarterly Report on Form 10-Q of BlackRidge Technology International, Inc. for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 14, 2017 (the "Original Form 10-Q"), is to correct a typographical error on the cover page to correctly state "Yes" to the question below:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Other than described above, no other changes have been made to the Original Form 10-Q.  This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q, and does not modify or update in any way disclosures made in the Original Form 10-Q.

PART II - OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed as part of this report:

Identification of Exhibit

3.1	Amended and Restated Articles of Incorporation (1)
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2017.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
(Issuer)

Date:	September 5, 2017	By:	/s/ Robert Graham
Robert Graham, Chief Executive Officer and President

Date:	September 5, 2017	By:	/s/ John Bluher
John Bluher, Chief Financial Officer