Form 10-Q
period 2017-09-30
BlackRidge Technology International, Inc.
filed 2017-11-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No     .

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

Large accelerated filer ☐	.	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐	.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(aq) of the Exchange Act.  Yes ☐. No X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  . No X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 14, 2017
Common Capital Voting Stock, $0.001 par value per share	75,787,263 shares
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

September 30, 2017

C O N T E N T S

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$2,228,448	$57,033
Inventory	26,068	-
Prepaid expenses	296,488	100,954
Total Current Assets	2,551,004	157,987

Intangible assets, net	6,700,071	5,923,543
Total Assets	$9,251,075	$6,081,530

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,289,765	$2,038,273
Accounts payable and accrued expenses – related party	384,667	709,725
Accrued interest	53,923	52,888
Accrued interest – related party	1,751,703	1,241,911
Advances – related party	225,000	110,000
Wages payable	2,154,223	10,696,311
Deferred revenue	10,791	19,988
Short-term notes payable	50,232	89,221
Current portion of long term debt	400,000	400,000
Convertible notes, short term – related party	284,172	284,172
Short term portion of convertible notes, long term – related party	3,712,638	-
Total Current Liabilities	11,317,114	15,642,489

Noncurrent Liabilities
Contingent liability	37,500	37,500
Notes payable	466,658	800,000
Convertible notes payable, long term – related party	-	3,712,638
Total Liabilities	11,821,272	20,192,627

Stockholders' Deficit
Preferred Stock, Par Value $0.001, 5,000,000 shares authorized; 3,695,160 and 3,671,316 issued and outstanding as September 30, 2017 and December 31, 2016, respectively	3,695	3,671
Common Stock, Par Value $0.001, 100,000,000 shares authorized; 64,268,227 and 13,325,681 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	64,268	13,326
Additional paid-in capital	43,097,722	20,287,638
Accumulated deficit	(45,735,882)	(34,550,732)
Subscription payable	-	135,000
Total Stockholders' Deficit	(2,570,197)	(14,111,097)
Total Liabilities and Stockholders' Deficit	$9,251,075	$6,081,530

See accompanying notes to the unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues	$4,304	$26,550	$42,006	$84,128
Cost of Goods Sold	-	-	258	-
Gross Profit	4,304	26,550	41,748	84,128

Operating Expenses:
Engineering	122,932	23,676	189,055	47,652
Sales and marketing	(20,412)	-	21,715	25,740
General and administrative	4,883,037	1,360,088	9,939,334	3,548,137
Total operating expenses	4,985,557	1,383,764	10,150,104	3,621,529

Loss From Operations	(4,981,253)	(1,357,214)	(10,108,356)	(3,537,401)

Other Income (Expense)
Interest income	-	-	-	205
Interest expense	(730)	(466,465)	(73,338)	(1,362,759)
Interest expense – related party	(175,301)	(168,933)	(509,792)	(489,966)
Total other income (expense)	(176,031)	(635,398)	(583,130)	(1,852,520)

Net Loss Before Income Taxes	(5,157,284)	(1,992,612)	(10,691,486)	(5,389,921)

Income Tax	-	-	-	-

Net Loss From Continuing Operations	(5,157,284)	(1,992,612)	(10,691,486)	(5,389,921)

Discontinued Operations
Loss on disposal of discontinued operations	-	-	(484,927)	-
Loss from discontinued operations	-	-	(8,737)	-
Loss on discontinued operations	-	-	(493,664)	-

Net Loss	$(5,157,284)	$(1,992,612)	$(11,185,150)	$(5,389,921)

Loss From Continuing Operations per Common Share - Basic and Diluted	$(0.13)	$(0.15)	$(0.36)	$(0.40)
Loss From Discontinued Operations per Common Share - Basic and Diluted	$-	$-	$(0.02)	$-

Weighted Average Shares Outstanding - Basic and Diluted	39,848,910	13,325,681	29,724,102	13,325,681

See accompanying notes to the unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Shares Outstanding - Preferred	Preferred Stock	Shares Outstanding - Common	Common Stock	Additional Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2015	9,804	$10	13,325,681	$13,326	$3,110,821	$-	$(27,334,912)	$(24,210,755)

Issuance of preferred stock	608,922	609	-	-	3,130,395	135,000	-	3,266,004
Note conversions	3,052,590	3,052	-	-	14,046,422	-	-	14,049,474
Net loss	-	-	-	-	-	-	(7,215,820)	(7,215,820)

Balance as of December 31, 2016	3,671,316	3,671	13,325,681	13,326	20,287,638	135,000	(34,550,732)	(14,111,097)

Common share conversion	50,000	50	(500,000)	(500)	450	-	-	-
Preferred share conversion	(88,658)	(89)	886,580	887	(798)	-	-	-
Issuance of preferred stock	62,502	63	-	-	374,937	(100,000)	-	275,000
Issuance of common stock	-	-	18,064,121	18,063	8,409,388	(35,000)	-	8,392,451
Issuance of restricted common stock in settlement of wages payable	-	-	22,064,105	22,064	13,216,389	-	-	13,238,453
Issuance of stock in conjunction with contracts	-	-	462,740	463	230,907	-	-	231,370
Issuance of stock for warrant exercise	-	-	1,000,000	1,000	9,000	-	-	10,000
Business acquisition	-	-	8,965,000	8,965	485,551	-	-	494,516
Issuance of warrants in conjunction with debt	-	-	-	-	31,002	-	-	31,002
Issuance of warrants in conjunction with advances	-	-	-	-	27,945	-	-	27,945
Share based compensation	-	-	-	-	25,313	-	-	25,313
Net loss	-	-	-	-	-	-	(11,185,150)	(11,185,150)

Balance as of September 30, 2017	3,695,160	$3,695	64,268,227	$64,268	$43,097,722	$-	$(45,735,882)	$(2,570,197)

See accompanying notes to unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(11,185,150)	$(5,389,921)
Net loss from discontinued operations	493,664	-
Net loss from continuing operations	(10,691,486)	(5,389,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327,869	227,883
Amortization of debt discounts	31,002	10,424
Common stock issued in conjunction with contracts	231,370	-
Warrants issued in conjunction with advances	27,945	-
Share based compensation	25,313	-
Changes in operating assets and liabilities:
Accounts receivable	-	20,450
Inventory	(26,068)	-
Prepaid expenses	(195,534)	89,937
Accounts payable and accrued expenses	251,492	610,592
Accounts payable and accrued expenses – related party	(325,058)	115,740
Accrued interest	1,035	1,352,335
Accrued interest – related party	509,792	489,966
Deferred revenue	(9,197)	(4,237)
Wages payable	4,527,900	921,425
Net Cash Used in Operating Activities, Continuing Operations	(5,313,625)	(1,555,406)
Net Cash Provided by Operating Activities, Discontinued Operations	45,028	-
Net Cash Used in Operating Activities	(5,268,597)	(1,555,406)

Cash Flows From Investing Activities
Proceeds from business acquisition	10,559	-
Purchases of intangible assets	(935,932)	(408,172)
Net Cash Used in Investing Activities, Continuing Operations	(925,373)	(408,172)
Net Cash Used in Investing Activities, Discontinued Operations	-	-
Net Cash Used in Investing Activities	(925,373)	(408,172)

Cash Flows From Financing Activities
Proceeds from sale of common stock	8,392,451	-
Proceeds from sale of preferred stock	275,000	1,152,000
Proceeds from warrant exercise	10,000	-
Proceeds from subscriptions payable	-	1,185,000
Proceeds from issuance of short term convertible notes	100,000	-
Proceeds from advances – related party	115,000	-
Repayments of short term notes	(38,989)	-
Repayments of short term convertible notes	(100,000)	-
Repayments on long term debt	(333,342)	-
Net Cash Provided by Financing Activities, Continuing Operations	8,420,120	2,337,000
Net Cash Used in Financing Activities, Discontinued Operations	(54,735)	-
Net Cash Provided by Financing Activities	8,365,385	2,337,000

Net Increase In Cash	2,171,415	373,422
Cash, Beginning of Period	57,033	3,020
Cash, End of Period	$2,228,448	$376,442

Non-Cash Investing and Financing Activities
Wages payable included in capitalized intangible assets	$168,465	$764,362
Wages payable settled with common stock	$13,238,453	-
Common stock converted to preferred stock	$500	$-
Business acquisition	$483,957	$-
Warrants issued in conjunction with debt agreements	$31,002	$-
Warrants issued and expensed in conjunction with advances	$27,945	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,502	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

On September 22, 2017, the Company formed a new business subsidiary called BlackRidge Secure Blockchain to pursue new market opportunities for securing blockchain applications.

Principles of Consolidation - The Company and its subsidiaries consist of the following entities, which have been consolidated in the accompanying financial statements:

BlackRidge Technology International, Inc.
BlackRidge Technology Holding, Inc.
BlackRidge Technology, Inc.
BlackRidge Technology Government, Inc.
BlackRidge Secure Blockchain, Inc

All intercompany balances have been eliminated in consolidation.

Basis of Presentation – The accompanying consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of September 30, 2017 as well as the consolidated results of operations and cash flows for the nine months ended September 30, 2017 and 2016 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2016.

Interim Financial Statements – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the SEC.

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

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.  At September 30, 2017, the Company had cash balances in excess of FDIC insured limits of $1,952,254.  At December 31, 2016, the Company did not have any cash balances in excess of FDIC insured limits.

Significant customers are those which represent more than 10% of the Company's revenue for each period presented, or the Company's accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue		Accounts Receivable
	Nine Months Ended September 30,		September 30,
Customers	2017	2016	2017	2016
Customer A	74%	37%	-	-
Customer B	18%	63%	-	-

	Revenue
	Three Months Ended September 30,
Customers	2017	2016
Customer A	38%	100%
Customer B	59%	0%

Inventory - Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.  When market value is determined to be less than cost, the Company records an allowance for obsolescence.  The company's inventory assets at September 30, 2017 and December 31, 2016 consisted primarily of hardware appliances valued as follows:

	As of September 30, 2017	As of December 31, 2016
Inventory	$361,723	$335,655
Less: allowance for obsolescence	(335,655)	(335,655)
	$26,068	$-

Earnings (Loss) Per Share – The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, "Earnings Per Share".  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Reclassification – Certain December 31, 2016 amounts disclosed in prior periods have been reclassified to conform to the current period presentation. Such reclassifications are for presentation purposes only and have no effect on the Company's net loss or financial position in any of the periods presented

Share-Based Payments and Stock-Based Compensation – Share-based compensation awards, including stock options and restricted stock awards, are recorded at estimated fair value on the applicable award's grant date, based on estimated number of awards that are expected to vest. The grant date fair value is amortized on a straight-line basis over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the fair value of the share-based payments whichever is more readily determinable. The fair value of restricted stock awards is based on the fair value of the stock underlying the awards on the grant date as there is no exercise price.

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

In May 2014, in addition to several amendments issued during 2016, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This pronouncement updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In accordance with allowed private company guidelines, these updates are effective for the Company for its annual period beginning January 1, 2019, and interim periods within annual periods beginning January 1, 2020, with early adoption permitted. It shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the impact (if any) this new standard will have on our accounting policies and processes as well as our financial statements.

NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine months ended September 30, 2017 the Company incurred a net loss of $11,185,150 and inception to date losses are equal to $45,735,882.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – INTANGIBLE ASSETS
In accordance with ASC 350-40, ASC 350-50, and ASC 985-20, during the nine months ended September 30, 2017 and 2016, the Company capitalized $1,104,397 and $789,457, respectively, towards the development of software, intellectual property, and patent expenses.

The Company amortizes these costs over their related useful lives (approximately 7 to 20 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company recorded amortization of $327,869 and $227,883 related to intangible assets during the nine months ended September 30, 2017 and 2016, respectively.

NOTE 4 – NOTES PAYABLE

Short term notes

At September 30, 2017 and December 31, 2016, the Company had outstanding short-term debt totaling $50,232 and $89,221, respectively.  These notes bear interest at the rates of between 10% and 12% annually and have maturity dates ranging from January 1, 2012 through December 31, 2014.  As some of these notes have exceeded their initial maturity dates, they are subject to the default interest rate of 18% per annum.

The following table summarizes the Company's short-term notes payable for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	September 30, 2017	December 31, 2016
Beginning Balance	$89,221	$89,221
Notes acquired in business acquisition	208,811	-
Repayments – continuing operations	(38,989)	-
Repayments – discontinued operations	(53,132)	-
Notes divested in disposal of discontinued operations	(155,679)	-
Ending Balance	$50,232	$89,221

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

The following table summarizes the Company's long-term notes payable for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	September 30, 2017	December 31, 2016
Beginning Balance	$1,200,000	$-
Notes acquired in business acquisition	136,830	1,200,000
Repayments – continuing operations	(333,342)	-
Repayments – discontinued operations	(1,603)	-
Notes divested in disposal of discontinued operations	(135,227)	-
Ending Balance	$866,658	$1,200,000
Short Term Portion of Long Term Debt	$400,000	$400,000
Long Term Debt	$466,658	$800,000

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
Short term convertible notes – related party

On October 31, 2013, the Company agreed to convert balances owed to the Company's Corporate Council (as defined below) in the amount of $183,172 into a 42 month convertible note bearing interest at 12% annually and convertible into 203,525 shares of convertible preferred stock at the rate of $0.90 per share.  At September 30, 2017 and December 31, 2016, the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $122,506 and $84,172, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets.  The note carries a default rate of 18% for any principal not paid by the maturity date.

On November 30, 2015, the Company's Chief Technology Officer and significant shareholder invested $101,000 via a one year convertible note bearing interest at 12% annually and convertible into 112,223 shares of convertible preferred stock at the rate of $0.90 per share.  At September 30, 2017 and December 31, 2016, the Company has accrued interest for this note in the amount of $30,430 and $13,947, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets. The note carries a default rate of 18% for any principal not paid by the maturity date.

Long term convertible notes – related party

During 2011 to 2014, the Company's Chief Technology Officer and significant shareholder of the Company loaned a total of $2,673,200 to the Company.  On October 1, 2014, all prior notes including accrued interest were combined into a single $3,712,637 convertible note bearing interest at 12% annually and convertible into 4,125,154 shares of preferred stock at the rate of $0.90 per share.  At September 30, 2017 and December 31, 2016, the Company had accrued interest for this note in the amount of $1,598,767 and $1,143,791, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets.  The note, as amended, matures on November 15, 2017 if the officer elects not to convert. The note carries a default rate of 18% for any principal not paid by the maturity date.

Convertible debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company's common stock at the conversion prices and terms discussed above. The Company has determined that any embedded conversion options do not possess a beneficial conversion feature, and therefore has not separately accounted for their value.

The following table summarizes the Company's convertible notes payable for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	September 30, 2017	December 31, 2016
Beginning Balance	$3,996,810	$13,815,094
Proceeds from issuance of convertible notes, net of issuance discounts	68,998	-
Repayments	(100,000)	-
Conversion of notes payable into preferred stock	-	(9,452,000)
Conversion of related party notes payable into preferred stock	-	(230,763)
Settlement agreements	-	(145,945)
Amortization of discounts	31,002	10,424
Ending Balance	$3,996,810	$3,996,810
Convertible notes, short term, net of issuance discounts	$-	$-
Convertible notes, short term – related party	$284,172	$284,172
Short term portion of convertible notes, long term – related party	$3,712,638	$-
convertible notes, long term – related party	$-	$3,712,638

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

The Company also leases approximately 202 square feet of office space under a 12 month operating lease which originally expired in 2016.  The lease was renewed and is renewable at the Company's option annually at a flat monthly amount of $400.  The amounts reflected in the table below are for the aggregate future minimum lease payments under the non-cancelable facility operating leases.

Rent expense was $136,134 and $175,164 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, future minimum lease payments are as follows:

Year Ending December 31,
2017 (three months)	$44,562
2018	179,950
2019	183,609
2020	78,612
Total minimum lease payments	$486,733

On August 1, 2017, the Company entered into a 36 month lease of computer equipment.  The lease carries a monthly payment of $2,871 with the option to purchase the equipment at its fair market value at the end of the lease.

Restricted Stock Commitments

The Company has committed to settling a significant portion of its current accounts payable balances through the future issuance of restricted stock units.  While the terms of these agreements have not yet been formalized with employees and outside contractors, they could have a potentially dilutive effect to current shareholders.

Contingent Liability

On October 15, 2011, the Company entered into an agreement with a consultant by which the consultant's invoices for the previous four months would be accrued as a liability to be paid out upon (a) the Company's successful raising of $10,000,000 in capital funding, or (b) the Company reaching total revenues of $10,000,000.  The Company has a balance due under this agreement of $37,500 at September 30, 2017 and December 31, 2016, respectively.

Legal Proceedings

On December 2, 2016, AltEnergy Cyber, LLC ("Plaintiff") instituted a legal action in Connecticut against the Company and Robert Zahm.  The complaint alleged that (i) the Company improperly extended the maturity date of the Plaintiff's convertible note in the amount of $1,500,000 and (ii) improperly converted the loan into the Company's stock. The Complaint alleges that the Company is liable to the Plaintiff for $4,500,000 plus interest.  This litigation is still ongoing.   During the quarter, Robert Zahm was dismissed from the proceedings for lack of personal jurisdiction. The Company believes this claim to be without merit, and intends to vigorously defend itself against it.

NOTE 7 ‑ RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017, the Company incurred interest expense on notes to related parties in the aggregate amount of $509,792 (see Note 5 – Convertible Notes).

During nine months ended September 30, 2017, the Company incurred professional expenses in the amount of $87,500 and made payments of $246,239 pursuant to a consulting contract with a business owned by Jay Wright, the Company's Corporate Counsel.  Unpaid amounts due under this contract are included in Jay Wright's payable balances in the chart below.

During the nine months ended September 30, 2017, the Company incurred professional expenses in the amount of $90,000, which was paid through the issuance of restricted stock, to Robert Lentz, a board member, for services related to business development activities performed that were outside the scope of his board position.

Accounts payable related party

At September 30, 2017 and December 31, 2016, the Company had a balance in related party accounts payable of $384,667 and $709,725, respectively, which consisted of the following:

			September 30,	December 31,
Party Name:	Relationship:	Nature of transactions:	2017	2016
Jay Wright	Corporate Counsel	Consulting fees	$197,056	$355,795
John Hayes	Chief Technology Officer	Expense reimbursement	178,607	308,485
Robert Graham	Chairman and Chief Executive Officer	Expense reimbursement	4	45,445
Robert Graham	Chairman and Chief Executive Officer	Rent	9,000	-
			$384,667	$709,725

NOTE 8 ‑ STOCKHOLDERS' EQUITY

The Company has authorized 100 million shares of common stock, $0.001 par value, and 5 million shares of preferred stock, $0.001 par value.  Each share of the Company's preferred stock is convertible into 10 shares of common stock, subject to adjustment, has voting rights equal to its common stock equivalent, 7% cumulative dividend rights, and has liquidation rights that entitle the recipient to the receipt of net assets on a pro-rata basis.  The Company has 64,268,227 and 13,325,681 common shares issued and outstanding and 3,695,160 and 3,671,316 preferred shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement (see note 10 – Business Acquisitions/Dispositions) and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the Agreement, the Company issued 3,783,791 shares of its newly designated Series A Preferred Stock and 12,825,683 shares of common stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Because BlackRidge continues as the surviving entity, the net effect from this transaction on the outstanding stock of the Company was the addition of 8,965,000 shares of common stock held by the investors of the Company at the time of the acquisition.

Between January 13, 2017 and February 27, 2017, the Company issued 62,502 shares of the Company's preferred stock along with 5 year warrants to purchase 625,000 shares of the Company's common stock at an exercise price per share of $0.70 to several investors for aggregate proceeds of $375,000, or $0.60 per share.  The warrants were valued at $104,765 using the Black-Scholes pricing model.

Between February 27, 2017 and August 29, 2017, the Company issued 10,364,121 shares of the Company's common stock and 5 year warrants to purchase 6,755,291 shares of the Company's common stock at an average exercise price per share of $0.51 to several investors for aggregate proceeds of $4,666,453. The warrants were valued at $1,248,536 using the Black-Scholes pricing model. The Company paid consultant and business development fees of $89,000 related to these issuances.

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

On March 31, 2017, the Company issued 1,000,000 shares of the Company's common stock in connection with the exercise of a warrant to purchase shares at $0.01 per share.  The Company received $10,000 in proceeds for the warrant exercise.

On August 29, 2017, the Company converted 88,658 shares of the Company's preferred stock into 886,580 shares of the Company's common stock after receiving a conversion exercise from a preferred stockholder.

Between August 31, 2017 and September 25, 2017, the Company issued 7,700,000 shares of the Company's common stock and 5 year warrants to purchase 7,700,000 shares of the Company's common stock at an exercise price per share of $0.50 to several investors for aggregate proceeds of $3,850,000. The warrants were valued at $1,800,288 using the Black-Scholes pricing model.

On September 11, 2017, the Company issued 22,064,105 shares of the Company's common stock to satisfy $13,238,453 in wages payable at a per share price of $0.60.  The stock contains a 10 month restriction on transfers and/or sales.

Between September 11, 2017 and September 27, 2017, the Company issued an aggregate 462,740 shares of the Company's common stock as settlement of contracts valued at $231,370 at a per share price of $0.50.

The significant assumptions used in the Black-Scholes valuation of the warrants are as follows:

Stock price on the valuation date	$0.45 – 0.50
Warrant exercise price	$0.10 - 0.70
Dividend yield	0.00%
Years to maturity	5.0
Risk free rate	1.50 – 2.02%
Expected volatility	52.49 - 55.43%

NOTE 9 – SHARE BASED COMPENSATION

During the three and nine months ended September 31, 2017, the Company issued 2,900,000 5 year options to purchase common stock to employees.  The options were valued at $814,716 using the Black-Scholes pricing model.  As of September 30, 2017, the total unrecognized expense for unvested share based compensation is $789,404.

The activity of options granted to during the nine months ended September 30, 2017 is as follows:

Employee Options Outstanding
Beginning Balance – December 31, 2016	-
Granted	2,900,000
Exercised	-
Cancelled	-
Ending Balance – September 30, 2017	2,900,000
Vested options	90,075
Unvested options	2,809,958

NOTE 10 – BUSINESS ACQUISITION

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

NOTE 11 – DISCONTINUED OPERATIONS

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

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported.  Management has determined that other than as disclosed below, there were no additional reportable subsequent events to be disclosed.

Business Developments

On October 13, 2017, the Company formed a new business subsidiary called BlackRidge Secure Services to work with partners on Secure Supervisory Control and Data Acquisition Systems ("SCADA") infrastructure and to design and deliver secure systems using BlackRidge Technology products for use by the Utilities Industry

Equity

On October 31, 2017, the Company received proceeds of $33,334 for the exercise of warrants to purchase 55,556 shares of the Company's common stock at a price of $0.60 per share.

On November 9, 2017, the Company issued 706,226 shares of the Company's common stock to several vendors as settlement of an aggregate $423,736 in accounts payable.
Notes Payable

On November 9, 2017, the Company converted a related party note payable in the amount of $3,712,638 plus accrued interest of $1,665,990 into 10,757,254 shares of the Company's common stock at a price of $0.50 per share.  The Company also extended warrants to purchase an additional 5,378,627 shares of the Company's common stock at $0.50 per share as additional consideration.

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

General

BlackRidge Technology International, Inc., formerly known as Grote Molen, Inc., (the "Company") was incorporated under the laws of the State of Nevada on March 15, 2004.

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

On July 2, 2017, the Company filed Restated Articles with the Secretary of State of Nevada to, among other things, change the Company's name to BlackRidge Technology International, Inc.

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

BlackRidge products are priced on a per appliance or gateway and on the total number of user and device identities supported in an implementation. Enterprise and OEM licensing along with subscription pricing are available. BlackRidge appliances can support up to 100,000 identities and 4,000,000 sessions, providing a highly scalable enterprise solution that operates with low latency and high throughput compared to current network security devices.

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

Published Pending Applications
Method for Statistical Object Identification Patent Application U.S. Ser. No. 13/987,747, filed 27 August 2013, continuation-in-part of Patent 8,572,697.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at September 30, 2017 and December 31, 2016.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the nine months ended September 30, 2017 and 2016.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of September 30, 2017 and December 31, 2017, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Sales

Total sales during the three months ended September 30, 2017 were $4,304, as compared to sales during the three months ended September 30, 2016 of $26,550, a decrease of $22,246.  This decrease was due to a reduction in one-time sales.  Management believes historical sales not to be indicative of future expectations due to our historically limited business operations.

Operating Expenses

Our selling, general and administrative expenses were $4,985,557 for the three months ended September 30, 2017, compared to $1,383,764 for the three months ended September 30, 2016, an increase of $3,601,793, or approximately 260%.  The increase in selling, general and administrative expenses in the current year is primarily attributable to an approximate $100,000 increase in engineering expense related to new product testing, a $1,540,000 increase in professional fees coupled with an increase of $845,000 in general and administration costs related to our increased activity as we implement our business plan and an increase of approximately $1,100,000 in onetime, non-cash stock compensation accruals.  We expect that these onetime professional fee and stock compensation expenses will not continue in future periods.

Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $176,031 and $635,398 for the three months ended September 30, 2017 and 2016, respectively.  The decrease in interest expense of $459,367 in the current year is attributable primarily to the conversion of approximately $14 million of convertible debt into equity in the prior year.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Sales

Total sales during the nine months ended September 30, 2017 were $42,006, as compared to sales during the nine months ended September 30, 2016 of $84,128, a decrease of $42,380.  This decrease was due to a reduction in one-time sales.  Management believes historical sales not to be indicative of future expectations due to our historically limited business operations.

Operating Expenses

Our selling, general and administrative expenses were $10,150,104 for the nine months ended September 30, 2017, compared to $3,621,529 for the nine months ended September 30, 2016, an increase of $6,528,575, or approximately 180%.  The increase in selling, general and administrative expenses in the current year is primarily attributable to an approximate $140,000 increase in engineering expense due to new product testing, a $2,780,000, increase in professional fees, a $1,110,000 increase in salaries and wages coupled with an increase of $845,000 in general and administration costs related to our increased activity as we implement our business plan and an increase of approximately $1,100,000 in onetime, non-cash stock compensation accruals.  We expect that these onetime professional fee and stock compensation expenses will not continue in future periods.

Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $583,130 and $1,852,520 for the nine months ended September 30, 2017 and 2016, respectively.  The decrease in interest expense of $1,269,390 in the current year is attributable primarily to the conversion of approximately $14 million of convertible debt in the prior year.

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

Liquidity and Capital Resources

At September 30, 2017, we had total current assets of $2,551,004, including cash of $2,228,448, and current liabilities of $11,317,114, resulting in working capital deficit of $8,766,110.  Our current assets and working capital included inventory of $26,068 and prepaid expenses of $296,488.

In addition, as September 30, 2017, we had total stockholders' deficit of $2,570,197.  As we have worked toward our acquisition and new product launches, we have primarily financed recent operations, the development of technologies, and the payment of expenses through the issuance of our debt, common stock, preferred stock and warrants.

For the nine months ended September 30, 2017, net cash used in operating activities was $5,268,597, as a result of our net loss from continued operations of $11,185,150 and increases in inventory of $26,068, prepaid expenses of $195,534, and decreases in deferred revenue of $9,197, accounts payable and accrued expenses – related party of $325,058, partially offset by non-cash expenses totaling $643,499, and increases in accounts payable and accrued expenses of $251,492, accrued interest of $1,035, accrued interest - related party of $509,792, wages payable of $4,527,900, loss from discontinued operation of $493,664 and cash flows from discontinued operations of $45,028.

By comparison, for the nine months ended September 30, 2016, net cash used in operating activities was $1,555,406, as a result of our net loss of $5,389,921 and a decrease in deferred revenue of $4,237, partially offset by non-cash expenses of $238,307, decreases in receivable of $20,450, and increases in prepaid expense of 89,937, accounts payable and accrued expenses of $610,592, accounts payable – related party of $115,740, accrued interest of $1,352,335, accrued interest – related party of $489,966 and wages payable of $921,425.

Cash used in investing activities for the nine months ended September 30, 2017 was $925,373 compared to $408,172 for the nine months ended September 30, 2016.  The increase of 517,201 in the current period is due primarily to an increase in capitalized engineering costs related to the Company's technology development.

For the nine months ended September 30, 2017, net cash provided by financing activities was $8,365,385, comprised of proceeds from the sale of common stock of $8,392,451, preferred stock of $275,000 and warrants exercised of $10,000, proceeds from short term notes of $100,000 and advances – related party of $115,000, partially offset by the repayment of short-term notes of $38,989, repayments of short-term convertible notes of $100,000, repayments of long-term notes of $333,342 and cash outflows from discontinued operations of $54,735.

For the nine months ended September 30, 2016, net cash provided by financing activities was $2,337,000, comprised of proceeds from the sale of preferred stock of $1,152,000 and proceeds from subscriptions payable of $1,185,000.

Based on our current business plan, we anticipate that our operating activities will use approximately $500,000 in cash per month over the next twelve months, or $6 million. Currently we do not have enough cash on hand to fully implement our business plan, and will require additional funds within the next year. We believe that our operations will not begin to generate significant cash flows until the fourth quarter of 2017 when we expect to begin new product contracts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls over Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of September 30, 2017, the end of the period covered by this report.  Based upon that evaluation, we have concluded that our disclosure controls and procedures as of September 30, 2017 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

None

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 2, 2016, AltEnergy Cyber, LLC ("Plaintiff") instituted a legal action in Connecticut against the Company and Robert Zahm.  The complaint alleged that (i) the company improperly extended the maturity date of the Plaintiff's convertible note in the amount of $1,500,000 and (ii) improperly converted the loan into the Company's stock. The Complaint alleges that the Company is liable to the Plaintiff for the $4,500,000 plus interest.  This litigation is still ongoing.  During the quarter, Robert Zahm was dismissed from the proceedings for lack of personal jurisdiction. The Company believes this claim to be without merit, and intends to vigorously defend itself against it.

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

Between February 27, 2017 and August 29, 2017, the Company issued 10,364,119 shares of the Company's common stock and 5 year warrants to purchase 6,755,291 shares of the Company's common stock at an average exercise price per share of $0.51 to several investors for aggregate proceeds of $4,666,453. The warrants were valued at $1,248,536 using the Black-Scholes pricing model. The Company paid consultant and business development fees of $89,000 related to these issuances.

Between August 31, 2017 and September 25, 2017, the Company issued 7,700,000 shares of the Company's common stock and 5 year warrants to purchase 7,700,000 shares of the Company's common stock at an exercise price per share of $0.50 to several investors for aggregate proceeds of $3,850,000. The warrants were valued at $1,800,288 using the Black-Scholes pricing model.

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

On March 31, 2017, the Company issued 1,000,000 shares of the Company's common stock in connection with the exercise of a warrant to purchase shares at $0.01 per share.  The Company received $10,000 in proceeds for the warrant exercise.

On August 29, 2017, the Company converted 88,658 shares of the Company's preferred stock into 886,580 shares of the Company's common stock after receiving a conversion exercise from a preferred stockholder.

On September 11, 2017, the Company issued 22,064,105 shares of the Company's common stock to satisfy $13,238,453 in wages payable.  The stock contains 10 month restriction on transfers and/or sales.

Between September 11, 2017 and September 27, 2017, the Company issued an aggregate 462,740 shares of the Company's common stock as settlement of contracts valued at $231,370.

On October 31, 2017, the Company received proceeds of $33,334 for the exercise of warrants to purchase 55,556 shares of the Company's common stock at a price of $0.60 per share.

On November 9, 2017, the Company issued 706,226 shares of the Company's common stock to several vendors as settlement of an aggregate $423,736 in accounts payable.

We believe that the foregoing transactions were exempt from the registration requirements under exemption 4(2) of the Securities Act of 1933, as amended ("the Act"), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was an "accredited investor" (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Identification of Exhibit

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Company's June 30, 2017 Report on Form 10-Q filed August 14, 2017

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

* Filed herewith
*        The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
(Issuer)

Date:	November 14, 2017	By:	/s/ Robert Graham
Robert Graham, Chief Executive Officer and President

Date:	November 14, 2017	By:	/s/ John Bluher
John Bluher, Chief Financial Officer