Form 10-K
period 2017-12-31
BlackRidge Technology International, Inc.
filed 2018-04-02
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 0-18958

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
(Exact name of registrant as specified in charter)

NEVADA	20-1282850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5390 Kietzke Lane, Suite 104, Reno, Nevada	89511
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (855) 807-8776

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.0001 Par Value

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

As of June 30, 2017, based on the $0.60 price at which the common equity was sold in our private placement of securities in 2017, the aggregate market value of the 21,622,439 shares held by non-affiliates was approximately $12,973,463.

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

As of April 2, 2018, there were 77,610,171 shares of the issuer's common stock outstanding.

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

None.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2017

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

BlackRidge develops and markets next generation cyber defense solutions that enables our customers to deliver more secure and resilient business services in today's rapidly evolving technology and cyber threat environments. Our network, server, and cloud security products are based on our patented Transport Access Control technology and are designed to isolate, cloak and protect servers and cloud services from cyber-attacks and block unauthenticated access. BlackRidge products are used in enterprise and government computing environments, the industrial Internet of Things (IoT), commercial blockchains, and other cloud service provider and network systems.

The directors of BlackRidge are Robert Graham, John Hayes and Robert Lentz, Thomas Bruderman, Allen Kosowsky, and Robert Zahm.  Its officers are Robert Graham, Chief Executive Officer and President, John Hayes, Chief Technology Officer, and John Bluher, Chief Financial Officer, Treasurer and Secretary.

The address of the BlackRidge headquarters is: BlackRidge Technology, 5390 Kietzke Lane, Suite 104, Reno, NV 89511

Blackridge also has engineering offices located at Marist College Hancock Center 0002, 3399 North Road, Poughkeepsie, NY 12601 and 100 Century Center Court, Suite 403, San Jose, CA 95112.

The general telephone number for BlackRidge is 1-855-807-8776 and our website is www.blackridge.us.

Business

The Company develops, markets and supports a family of products that provide a next generation cyber security solution for protecting enterprise networks and cloud services. With our patented technology, network and server resources located in the enterprise, datacenters and cloud systems, are better protected, less expensive to protect, and less vulnerable to compromise from cyber-attacks and insider threats. We believe that our identity-based approach to network and cloud security offers superior performance compared to legacy network security approaches, and reduces the total cost of ownership for organizations by eliminating malicious and unwanted traffic from their networks and systems.

BlackRidge products provide advanced capabilities compared to advanced firewalls in applications such as network segmentation and isolating cloud services.  BlackRidge also cloaks protected network resources from network mapping, reconnaissance and other forms of unauthorized access and attacks which cannot be blocked by advanced firewalls or malware detection systems.

Our proprietary technology, BlackRidge Transport Access Control ("TAC"), authenticates user or device identity and applies security policies across networks and cloud services before application sessions are established. Underlying BlackRidge TAC is our patented First Packet Authentication™ which conveys and authenticates identity in the "first packet" of a TCP network session request. This fundamental invention addresses a security gap in how the Internet operates: the inability to authenticate network traffic sources. Without authentication, unidentified and unauthorized users and devices can scan, probe and access networks and cloud services. This security gap is exploited in all cyber-attacks through the process of network scanning and reconnaissance, and it has been further exposed and magnified by cloud services, mobile connectivity, and the Internet of Things.

The Company's technology is first to market with this approach of enforcing security policy based on cryptographically secured identity on every TCP/IP session.

Our products are protected by multiple U.S. Patents including "First Packet Authentication," "Concealing a Network Connected Device," "Digital Identity Authentication," and "Statistical Object Identification."

Products

BlackRidge and our partners sell network security products and solutions based on our proprietary BlackRidge TAC software. BlackRidge TAC provides high throughput and low latency network security that operates pre-session, in real time, before other security defenses engage. BlackRidge products can be deployed inside a network or a cloud to cloak and protect servers and segment networks, in front of existing security stacks to filter anonymous traffic, or as part of service provider or OEM (as defined below) solution.

The BlackRidge solution is available in the following product configurations, with additional platform support and endpoint under development:

•	1U rack-mountable 1GbE or 10GbE network appliance

•	1GbE fanless desktop appliance

•	VMware ESXi™ virtual appliance

•	IBM z Systems™ LPAR and IBM z/VM® software appliances

•	Amazon Web Services appliances

•	Windows and Linux software endpoints

BlackRidge products are priced per appliance or gateway and on the total number of user and device identities supported in an implementation. Enterprise and OEM licensing along with subscription pricing are available. BlackRidge appliances can support up to 100,000 identities and 4,000,000 sessions, providing a highly scalable enterprise solution that operates with low latency and high throughput compared to current network security devices.

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

Markets, Customers and Distribution Channels

The BlackRidge network security and adaptive cyber defense solution is broadly applicable to virtually all enterprise, government and industrial control market segments. Whether deployed directly in a customer's environment or embedded as part of partner cloud service or solution, BlackRidge provides a new level of cyber defense not available in the market today.

BlackRidge markets and sells its products through multiple channels, including direct sales, integrator and reseller channel partners, cloud and managed service providers, and through strategic Original Equipment Manufacturer ("OEM") partners to both government and commercial users. The initial sales focus and market entry strategy for BlackRidge was the US Department of Defense, which is a key leverage point for the company's current commercial, government, and international sales efforts. Our customers and partners include IBM, Ciena, Crimson Logic, the US Department of Defense, the US Department of Energy, Marist College, Nihon Cornet Technology, Splunk and healthcare providers.

Within the commercial markets, BlackRidge sells both direct and through our strategic partners to large enterprise accounts, and indirectly through certain channel partners to specific verticals and international market segments. Our initial market entry strategy for the commercial market is to sell directly in order to establish customer references with large enterprises in North America that have high security and compliance requirements.  These include more complex regulated enterprises such as Financial Services, Healthcare, Insurance and Utility companies. Our channel partners are recruited to assist with expanding enterprise sales, commercializing specific vertical markets, and penetrating the international markets. Revenue from commercial sales includes product licensing fees, installation services, and annual support based on a standard price list.

In the government markets, BlackRidge sells its standard commercial products through a wholly owned subsidiary, BlackRidge Technology Government, to government resellers, integrators and contractors who resell to the Department of Defense (DOD) and civilian agencies. BlackRidge has been involved with the DOD for over six years, including our initial product development funding which was provided by the U.S. DOD. The BlackRidge products have been designed for several large DOD programs and they have been extensively tested and validated for use by the Defense Information Systems Agency (DISA) labs. The timing of the DOD adoption of BlackRidge products depends on approval of budgets and final product testing approvals from DISA. BlackRidge Government revenue is net of government discounts, contracting fees, and channel and service partner discounts.

The BlackRidge OEM and service provider partnership strategy is to make targeted investments to capitalize on opportunities in specific market segments such as the industrial Internet of Things (IoT), blockchain networks, and cloud solution providers. For these markets and our partners, BlackRidge TAC can be deployed as an integrated or embedded capability in the partners' equipment and vertical market solutions, and sold and supported by our partner. BlackRidge provides unique, integrated identity-based cyber defense for these OEM products or service offerings that provides their end user customer with a competitive market advantage in the face of today's advanced cyber threats. Revenue from OEM offerings flows from embedded product licensing fees and support fees that are somewhat unique to each OEM offering.

Marketing

Our marketing is focused on building our brand reputation and market awareness for our company and our unique technology capabilities and platform, driving customer demand and building a strong sales pipeline, and working with our channel and OEM partners. Our marketing team consists of corporate marketing, product marketing and product management, marketing operations, and corporate communications. Marketing activities include sales training and enablement, demand generation programs, digital marketing programs, product launch activities, managing our corporate and investor website, social media, trade shows and conferences, and press and analyst relations.

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

Method for Using Authenticated Requests to Select Network Routes Patent Application U.S. Ser. No. 14/999,317, filed 22 April 2016.

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

Our commercial success depends on our ability to compete effectively in product development areas such as, but not limited to, safety, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing products that are more effective than our cyber security technology, therefore rendering our products obsolete and noncompetitive.  Accordingly, in addition to our research and development efforts, we believe we need to create a public relations/advertising program designed to establish our "brand" name recognition; we intend to continue to develop and market our brand name pending commercialization of products, if any, we may derive from our research and development efforts.

Our strategy drives the marketing, distribution and public acceptance of any products we may derive from our research and development.  Competition with respect to our technologies is and will be based, among other things, on effectiveness, latency, reliability, availability, price, marketing, distribution and patent position. Another important factor will be the timing of market introduction of any new versions of the software or development of new products and cyber security solutions new markets such industrial control systems (ICS) and the Industrial Internet of Things ("IIoT").

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

Environmental Regulations

We comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements. While our products, intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees of BlackRidge

As of March 30, 2018, we have 44 full time employees.  We also engage a number of independent contractors as engineers, system architects, or developers. The Blackridge employees are not represented by unions and it considers its relationship with its employees to be good.

Item 1A.  Risk Factors

Risk Factors

Blackridge has had operating losses each year since its inception, and may not achieve or maintain profitability in the future.

Blackridge has incurred operating losses each year since its inception, including net losses of $15,345,644 and $7,215,820 for the years ended December 31, 2017 and 2016, respectively. Our operating expenses have increased as we have expanded our sales and marketing efforts and we continue to invest in research and development of our technologies. These efforts may be more costly in the future than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber-attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

The Blackridge audited financial statements contain a "going concern" qualification noting that during the year ended December 31, 2017, we incurred a net loss of $15,345,644 and inception to date losses are $49,896,376, which factors raise substantial doubt about our ability to continue as a going concern.

The independent registered public accounting firm for Blackridge for the fiscal year ended December 31, 2017, has included an explanatory paragraph in their opinion that accompanies the Blackridge audited consolidated financial statements as of and for the year ended December 31, 2017, indicating that we incurred a net loss of $15,345,644 and inception to date losses are $49,896,376, which factors raise substantial doubt about our ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The accompanying consolidated financial statements of Blackridge do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We may be unsuccessful in raising additional capital.   If we are unable to raise additional financing, we will be under-capitalized and will not be able to execute our business plan as forecast. Such financing difficulties would likely reduce the value of your investment in the Registrant.

BlackRidge is a recently formed company, with limited operating history.  BlackRidge was formed in 2010 and has generated limited revenue. To date, BlackRidge has operated at a loss. Prior to BlackRidge, management of BlackRidge has not previously worked together in a company.  There is, therefore, no guarantee that management will work well together and execute the business plan of BlackRidge successfully.

BlackRidge is likely to lose money for a period of time.

BlackRidge, like many early stage companies, is projected to lose money for several months before it reaches cash-flow break even.   Such projections may turn out to be too optimistic and BlackRidge may lose more money or for longer than forecast, hurting the value of an investment.

To the extent that BlackRidge's business plan relies on future access to financing, you are incurring the risk of future dilution.

The market for raising capital for small public companies is currently challenging and may remain challenging for the indefinite future.  Therefore, future financings by the Registrant may either be not possible or only done on terms that are detrimental to existing debt and equity holders of the Company.

Our business plan is dependent on the success of Blackridge's existing technologies and new technologies which may be developed by BlackRidge's engineering team.

There is no guarantee that BlackRidge's technologies will achieve wide acceptance at an economically attractive price point or that BlackRidge's engineering department will develop new technologies which are commercially feasible.   BlackRidge's technologies also run the risk of technological obsolescence as they are based on the current architecture of the internet.

Real or perceived defects, errors or vulnerabilities in our platform or the failure of our platform to block DDOS attacks, malware or prevent a security breach could harm our reputation and adversely impact our business, financial position and results of operations.

Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Moreover, as our platform is adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced malware attacks will begin to focus on finding ways to defeat our software. If this happens, our networks, products, subscriptions and services could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our platform is capable of providing superior IT security, which, in turn, could have a serious impact on our reputation as a provider of virtual machine-based security solutions.

If any of our customers becomes infected with malware after adopting our platform, even if our platform has blocked the theft of any of such customer's data, such customer could nevertheless be disappointed with our platform. Furthermore, if any enterprises or governments that are publicly known to use our platform are the subject of an advanced cyber-attack that becomes publicized, our other current or potential customers may look to our competitors for alternatives to our platform. Real or perceived security breaches of our customers' networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and customer relations issues.

Furthermore, our software may fail to detect or prevent malware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our software to reflect industry trends, new technologies and new operating environments. Failure to keep pace with technological changes in the IT security industry and changes in the threat landscape could adversely affect our ability to protect against security breaches and could cause us to lose customers.

Any real or perceived defects, errors or vulnerabilities in our software, or any other failure of our software to detect an advanced threat, could result in:

•	a loss of existing or potential customers or channel partners;

•	delayed or lost revenue;

•	a delay in attaining, or the failure to attain, market acceptance;

•
the expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work around errors or defects, to address and eliminate vulnerabilities, or to identify and ramp up production with alternative third-party manufacturers;

•	an increase in warranty claims, or an increase in the cost of servicing warranty claims, either of which would adversely affect our gross margins;

•	harm to our reputation or brand; and

•	litigation, regulatory inquiries, or investigations that may be costly and further harm our reputation.

Our CEO and CTO have limited prior experience with government sales.

BlackRidge's business plan is, in part, to sell to government contractors, the Department of Defense and other "government" clients as well as to the commercial marketplace.   Mr. Graham, the Company's CEO and co-founder of Blackridge has past experience in government sales and contracting groups.Mr. Hayes, the Company's CTO and co-founder of Blackridge, has no prior experience selling to the government.   Government sales have several unique aspects which require a different approach than commercial sales and may have a longer sales cycle.  In order to mitigate this risk, we have appointed an advisory counsel with experience in government sales, as well partnered with companies experienced in government contracts.

Pending patent applications may be denied.

While BlackRidge owns issued U.S. patents on its core technology, there is no guarantee that other applications will result in granted patents. Furthermore, given the nature of the US Patent Office, the determination of patentability may take several years.  Even with its existing patents, enforcing patent rights can be an expensive and time-consuming process, involving years of litigation and large legal fees.

Fluctuating economic conditions make it difficult to predict revenue for a particular period, and a shortfall in revenue may harm our operating results.

Our revenue depends significantly on general economic conditions and the demand for products in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, concerns regarding the impact of tight budgetary constraints and the new Trump Administration on the IT budgets of various agencies of the U.S. government, as well as continued budgetary challenges in the United States and geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions and overall spending on IT security. Currently, most enterprises and governments have not allocated a fixed portion of their budgets to protect against next-generation advanced cyber-attacks. If we do not succeed in convincing customers that our platform should be an integral part of their overall approach to IT security and that a fixed portion of their annual IT budgets should be allocated to our platform, general reductions in IT spending by our customers are likely to have a disproportionate impact on our business, results of operations and financial condition. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments.

Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness for us or our customers, failure of our customers and markets to recover from such weakness, customer financial difficulties, and reductions in spending on IT security could have a material adverse effect on demand for our platform and consequently on our business, financial condition and results of operations.

Our results of operations are likely to vary significantly from period to period, which could cause the trading price of our common stock to decline.

Our results of operations have varied significantly from period to period, and we expect that following the Reorganization, our results of operations will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new customers;

•	the budgeting cycles, seasonal buying patterns and purchasing practices of customers;

•	the timing of shipments of our products and length of our sales cycles;

•	changes in customer or reseller requirements or market needs;

•	changes in the growth rate of the IT security market, particularly the market for threat protection solutions like ours that target next-generation advanced cyber-attacks;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of the IT security market, including consolidation among our customers or competitors;

•	the level of awareness of IT security threats, particularly advanced cyber-attacks, and the market adoption of our software;

•	deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	reductions in customer renewal rates for our subscriptions;

•	decisions by organizations to purchase IT security solutions from larger, more established security vendors or from their primary IT equipment vendors;

•	changes in our pricing policies or those of our competitors;

•	any disruption in, or termination of, our relationship with channel partners;

•	decreases in our customers' subscription renewal rates;

•	our inability to fulfill our customers' orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•
insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products, subscriptions and services, or confronting our key suppliers, particularly our sole source suppliers, which could disrupt our supply chain;

•	the cost and potential outcomes of existing and future litigation;

•	seasonality in our business;

•	general economic conditions, both domestic and in our foreign markets;

•	future accounting pronouncements or changes in our accounting policies or practices;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our business;

•	a change in our mix of products, subscriptions and services; and

•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates.

Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other operating results from period to period. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, the market price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

We face intense competition and could fail to gain market share from our competitors, which could adversely affect our business, financial condition and results of operations.

The market for security products and services is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards and frequent new product introductions and improvements. We anticipate continued challenges from current competitors, which in many cases are more established and enjoy greater resources than us, as well as by new entrants into the industry. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate or revenue that could adversely affect our business and results of operations.

Our competitors and potential competitors include large networking vendors such as Cisco Systems, Inc. and Juniper Networks, Inc. that may emulate or integrate features similar to ours into their own products; large companies such as Intel and HP that have acquired large IT security specialist vendors in recent years and have the technical and financial resources and broad customer bases needed to bring competitive solutions to the market; independent IT security vendors such as FireEye, Symantec, and Palo Alto Networks that offer products that claim to perform similar functions to our platform; and small and large companies that offer point solutions that compete with some of the features present in our platform. Other IT providers offer, and may continue to introduce, security features that compete with our platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	greater name recognition, longer operating histories and larger customer bases;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with channel and distribution partners and customers;

•	greater customer support resources;

•	greater resources to make acquisitions;

•	lower labor and research and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical and other resources.

In addition, some of our larger competitors have substantially broader product offerings and may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, subscriptions and services, including by selling at zero or negative margins, product bundling or offering closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. As a result, even if the features of our platform are superior, customers may not purchase our products. In addition, new innovative start-up companies, and larger companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our platform. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition and results of operations could be adversely affected.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our platform, is typically three to six months but can be more than a year. To the extent our competitors develop products that our prospective customers view as equivalent to ours, our average sales cycle may increase. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below our or analysts' expectations in a particular quarter, which could cause the price of our common stock to decline.

If we do not accurately anticipate and respond promptly to changes in our customers' technologies, business plans or security needs, our competitive position and prospects could be harmed.

Many of our customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt to increasingly complex IT networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. As their technologies and business plans grow more complex, we expect these customers to face new and increasingly sophisticated methods of attack. We face significant challenges in ensuring that our platform effectively identifies and responds to these advanced and evolving attacks without disrupting our customers' network performance. As a result of the continued rapid innovations in the technology industry, including the rapid growth of smart phones, tablets and other devices and the trend of "bring your own device" in enterprises, we expect the networks of our customers to continue to change rapidly and become more complex.

We have identified a number of new products and enhancements to our platform that we believe are important to our continued success in the IT security market. There can be no assurance that we will be successful in developing and marketing, on a timely basis, such new products or enhancements, or that our new products or enhancements will adequately address the changing needs of the marketplace. In addition, some of our new products and enhancements may require us to develop new hardware architectures that involve complex, expensive and time-consuming research and development processes. Although the market expects rapid introduction of new products and enhancements to respond to new threats, the development of these products and enhancements is difficult and the timetable for commercial release and availability is uncertain, as there can be significant time lags between initial beta releases and the commercial availability of new products and enhancements. We may experience unanticipated delays in the availability of new products and enhancements to our platform and fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing, releasing and making available on a timely basis new products and enhancements to our platform that can adequately respond to advanced threats and our customers' needs, our competitive position and business prospects will be harmed. Furthermore, from time to time, we or our competitors may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of our existing products. There can be no assurance that announcements of new products will not cause customers to defer purchasing our existing products.

Additionally, the process of developing new technology is expensive, complex and uncertain. The success of new products and enhancements depends on several factors, including appropriate component costs, timely completion and introduction, differentiation of new products and enhancements from those of our competitors, and market acceptance. To maintain our competitive position, we must continue to commit significant resources to developing new products or enhancements to our platform before knowing whether these investments will be cost-effective or achieve the intended results. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products or enhancements to market in a timely manner, or achieve market acceptance of our platform, or that products and technologies developed by others will not render our platform obsolete or noncompetitive. If we expend significant resources on researching and developing products or enhancements to our platform and such products or enhancements are not successful, our business, financial position and results of operations may be adversely affected.

If we are unable to sell additional products, licenses, subscriptions and services, as well as renewals of our licenses, subscriptions and services, to our customers, our future revenue and operating results will be harmed.

Our future success depends, in part, on our ability to expand the deployment of our platform with existing customers by selling them additional products, subscriptions and services. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products, subscriptions and services depends on a number of factors, including the perceived need for additional IT security as well as general economic conditions. If our efforts to sell additional products, subscriptions and services to our customers are not successful, our business may suffer.

Further, existing customers that purchase our platform have no contractual obligation to renew their subscriptions and support and maintenance services after the initial contract period, and given our limited operating history, we may not be able to accurately predict our renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our platform, our customer support, customer budgets and the pricing of our platform compared with the products and services offered by our competitors. If our customers renew their subscriptions, they may renew for shorter contract lengths or on other terms that are less economically beneficial to us. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their subscriptions or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.

If we are unable to increase sales of our platform to large organizations while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

Our growth strategy is dependent, in part, upon increasing sales of our platform to large enterprises and governments. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

•	increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;

•
more stringent or costly requirements imposed upon us in our support service contracts with such customers, including stricter support response times and penalties for any failure to meet support requirements;

•	more complicated implementation processes;

•
longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that ultimately elects not to purchase our platform or purchases less than we hoped;

•	closer relationships with, and dependence upon, large technology companies who offer competitive products; and

•	more pressure for discounts and write-offs.

In addition, because security breaches with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to increase sales of our platform to large enterprise and government customers while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

Our current research and development efforts may not produce successful products or enhancements to our platform that result in significant revenue, cost savings or other benefits in the near future, if at all.

We must continue to dedicate significant financial and other resources to our research and development efforts if we are to maintain our competitive position. However, developing products and enhancements to our platform is expensive and time consuming, and there is no assurance that such activities will result in significant new marketable products or enhancements to our platform, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.
We may be unable to protect our intellectual property adequately, which could harm our business, financial condition and results of operations.

We believe that our intellectual property is an essential asset of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to establish and protect our intellectual property rights in the United States and abroad. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks, copyrights and patents may be held invalid or unenforceable. Any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies. We may not be effective in policing unauthorized use of our intellectual property, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert management's attention and may result in a court determining that our intellectual property rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, our business, financial condition and results of operations could be harmed.

Claims by others that we infringe their proprietary technology or other rights could harm our business.

Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. From time to time, we expect that third parties may assert, claims of infringement of intellectual property rights against us.  Third parties may in the future also assert claims against our customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. While we intend to increase the size of our patent portfolio, many of our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. Any claim of intellectual property infringement by a third party, even a claim without merit, could cause us to incur substantial costs defending against such claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by the discovery process.

Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we could be unable to continue to offer our affected products, subscriptions or services), effort, and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products, providing certain subscriptions or performing certain services or that requires us to pay substantial damages, royalties or other fees. Any of these events could harm our business, financial condition and results of operations.

We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. We may not be successful in attracting qualified personnel to fulfill our current or future needs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees' inventions or other work product.

In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Our Chief Executive Officer and certain other key members of our management and finance teams have only been working together for a relatively short period of time, and we expect to add additional vice presidents and other members of management in the foreseeable future. If we are not successful in integrating these key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.

Most of our employees, including some of our executive officers, work for us on an "at-will" basis, which means they may terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our key employees. If one or more of our key employees resigns or otherwise ceases to provide us with their service, our business could be harmed.

If we are unable to maintain successful relationships with our channel partners and technology alliance partners, or if our channel partners or technology alliance partners fail to perform, our ability to market, sell and distribute our platform will be limited, and our business, financial position and results of operations will be harmed.

In addition to our direct sales force, we rely on our indirect channel partners to sell and support our platform. We expect that sales through channel partners will be a significant percentage of our revenue. We also partner with our technology alliance partners to design go-to-market strategies that combine our platform with products or services provided by our technology alliance partners.

Our agreements with our channel partners and our technology alliance partners are generally non-exclusive, meaning our partners may offer customers products from several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our platform, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our platform may be adversely affected. Our channel partners and technology alliance partners may cease marketing our platform with limited or no notice and with little or no penalty, and new channel partners require extensive training and may take several months or more to achieve productivity. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. In addition, sales by channel partners are more likely than direct sales to involve collectability concerns, particularly in developing markets. Our channel partner structure could also subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our platform to customers or violates applicable laws or our corporate policies.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners, and to train our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with these channel partners or otherwise develop and expand our indirect sales channel, or if our channel partners fail to perform, our business, financial position and results of operations could be adversely affected.

U.S. federal, state and local government sales are subject to a number of challenges and risks that may adversely impact our business.

Sales to U.S. federal, state, and local governmental agencies have in the past accounted for, and may in the future account for, a significant portion of our revenue. Sales to such government entities are subject to the following risks:

•
selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

•
government certification requirements applicable to our products may change and in doing so restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;

•
government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

•
we sell our software to governmental agencies through our indirect channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations; and

•
governments routinely investigate and audit government contractors' administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities.

Our failure to adequately protect personal information could have a material adverse effect on our business.

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future customers.

If the general level of DDOS and advanced cyber-attacks declines, or is perceived by our current or potential customers to have declined, our business could be harmed.

Our business is substantially dependent on enterprises and governments recognizing that DDOS and advanced cyber-attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of DDOS and advanced cyber-attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against DDOS and advanced cyber-attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If DDOS and advanced cyber-attacks were to decline, or enterprises or governments perceived that the general level of DDOS and advanced cyber-attacks have declined, our ability to attract new customers and expand our offerings within existing customers could be materially and adversely affected. A reduction in the threat landscape could increase our sales cycles and harm our business, results of operations and financial condition.

We are exposed to the credit risk of some of our distributors and resellers and to credit exposure in weakened markets, which could result in material losses.

Most of our sales are on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, results of operations and financial condition could be harmed.

We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our results of operations.

As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies. However, we have not made any large acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, analysts and investors. In addition, if we are unsuccessful at integrating such acquisitions or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products and subscriptions;

•	continue to expand our sales and marketing and research and development organizations;

•	acquire complementary technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could harm our business, financial condition and results of operations.

If our products do not effectively interoperate with our customers' IT infrastructure, installations could be delayed or cancelled, which would harm our business.

Our products must effectively interoperate with our customers' existing or future IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products from multiple vendors, and contains multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. If we find errors in the existing software or defects in the hardware used in our customers' infrastructure or problematic network configurations or settings, we may have to modify our software or hardware so that our products will interoperate with our customers' infrastructure. In such cases, our products may be unable to provide significant performance improvements for applications deployed in our customers' infrastructure. These issues could cause longer installation times for our products and could cause order cancellations, either of which would adversely affect our business, results of operations and financial condition. In addition, government and other customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such customers, or may otherwise be at a competitive disadvantage, either of which would harm our business, results of operations, and financial condition.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various U.S. federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management's attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, results of operations and financial condition.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. There is also a risk that due to regulatory changes in the tax rates, the value of our NOLs could change substantially.  For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability.

Risks Related to the Securities Markets and Ownership of Our Common Stock

The price of our common stock may be volatile, and the value of your investment could decline.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock following the Reorganization may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the effectiveness of our platform in protecting against advanced cyber-attacks or other reputational harm;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management's attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Our securities are illiquid meaning that you may not be able to sell your securities when you wish or for a price you like.

Although the Registrant is a publicly traded company, the current market for its securities is limited and relatively illiquid.   Therefore, you may incur higher trading costs in the form of wider than typical bid-ask spreads and may have difficulty selling a large block of shares in a short period of time.

Our common stock is currently considered a "penny" stock and therefore is subject to limitations on trading.

 Stocks that trade below $5.00 per share and are not listed on a major national securities exchange such as the NYSE or NASDAQ, are subject to restrictions on how broker-dealers may handle such stocks including limitations on solicitation and more onerous record-keeping requirements.   As a result, penny stocks tend to have less trading volume and liquidity than stocks which are not subject to penny stock rules.  We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

We are an "emerging growth company," and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For so long as we remain an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not "emerging growth companies," including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of this offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a "large accelerated filer" as defined in the Exchange Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

We are obligated to implement and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are currently evaluating our internal controls, identifying and remediating deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors, when required, are unable to attest to management's report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

As a public company, we will be required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an "emerging growth company" as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

There may be other risks which the Company has not identified which could negatively affect the value of your investment in the Company.

While we believe that the risks identified herein are the major risks we face, there are likely other risks which could occur and negatively affect the value of your investment in the company.   Therefore, you should only purchase our securities if you are able to afford to lose part or all of the value of your investment.

Our officers, directors and principal stockholders own a large percentage of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

As of March 30, 2018, our officers, directors and principal stockholders were deemed to the beneficial owners of approximately 55% of our issued and outstanding shares of Common Stock, including Series A Preferred Stock and warrants on an "as converted" basis.  As a result, such persons will able to determine the outcome of any actions taken by us that require stockholder approval.  For example, they will be able to elect all of our directors and control the policies and practices of the Registrant.

We have the ability to issue additional shares of common stock and to issue shares of preferred stock without stockholder approval

The Company is authorized to issue up to 200,000,000 shares of Common Stock, 77,610,171 of which have been issued and are outstanding.  The Company is also authorized to issue up to 5,000,000 shares of Preferred Stock, 3,783,818 of which have been issued and 3,639,783  are outstanding, and all of which have been designated as Series A Preferred Stock.  To the extent of such authorization, the officers of the Registrant have the ability, without seeking stockholder approval, to issue additional shares of Common Stock in the future for such consideration as they believe to be sufficient. The issuance of additional Common Stock in the future will reduce the proportionate ownership and voting power of the Registrant's current stockholders.

The shares of common stock available for sale in the future could adversely affect the market price for the Company's common stock.

Of the 77,610,171 shares of Common Stock outstanding, approximately 33,121,000 shares are freely tradable if held by non-affiliates or eligible for resale under Rule 144 promulgated under the Securities Act of 1933, as amended, if held by affiliates.  Sales of substantial amounts of this Common Stock in the public market could adversely affect the market price for the Registrant's common stock.  The approximately 44,481,000 remaining shares will become available for sale under Rule 144 around within one year if held by non-affiliates, and the availability of those shares for sale could also adversely affect the market price for the Registrant's Common Stock.  In addition, the Registrant's outstanding shares of Series A Preferred Stock are convertible into shares of the Registrant's Common Stock at the rate of 10 shares (subject to certain anti-dilution adjustments) of Common Stock for each one share of Series A Preferred Stock.  If the Series A Preferred Stock is converted, and the shares are placed for sale, such sales could adversely affect the market price for the Registrant's Common Stock.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

BlackRidge's corporate headquarters are located at 5390 Kietzke Lane, Reno, NV 89511, phone 1-855-807-8776. This office consists of approximately 7,579 square feet of office and laboratory space and is leased from a third party pursuant to a 62 month lease expiring during January 2023, which provides for rent at the initial rate of $16,674 per month plus reimbursement of the landlord's costs for property taxes, insurance and common area maintenance, subject to increase on an annual basis.

BlackRidge leases an engineering office at the Marist College Hancock Center, 3399 North Road, Poughkeepsie, NY 12601.  This office consists of 200 square feet of office space and is leased from a third party pursuant to a twelve-month operating lease that renews annually.  The rent for the facility is a flat monthly amount of $400 and the lease is renewable annually at the option of BlackRidge.

BlackRidge also leases an engineering office at 100 Century Center Court, Suite 403, San Jose, CA 95112.  This office is leased from a third party pursuant to a 23 month lease expiring during August 2019, which provides for rent at a rate of $7,988 per month plus reimbursement of the landlord's costs for property taxes, insurance and common area maintenance.

Item 3.  Legal Proceedings.

On December 2, 2016, AltEnergy Cyber, LLC ("Plaintiff") instituted a legal action in Connecticut against the Company and Robert Zahm.  The complaint alleged that (i) the company improperly extended the maturity date of the Plaintiff's convertible note in the amount of $1,500,000 and (ii) improperly converted the loan into the Company's stock. The Complaint alleges that the Company is liable to the Plaintiff for the $4,500,000 plus interest.  This litigation is still ongoing.  During the year, Robert Zahm was dismissed from the proceedings for lack of personal jurisdiction.  On March 29, 2018, the AltEnergy Cyber, LLC's legal action was dismissed through a motion for summary judgement.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock is on the OTCQB under the symbol "BRTI."

Until July 24, 2017, the Company's common stock had no quoted price on the OTCQB due to the company not currently being traded.  There is currently a limited trading market for shares of our common stock. Management does not expect significant active market to develop in our common stock unless and until we are able to implement our business plan. No assurance can be given that any active market for our common stock will develop or be maintained.

The following table sets forth, for the periods indicated, the high and low closing quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
	High	Low
2016
January 1 – March 31	-	-
April 1 – June 30	-	-
July 1 - September 30	-	-
October 1 – December 31	-	-

2017
January 1 - March 31	-	-
April 1 – June 30	-	-
July 1- September 30	4.00	0.59
October 1 – December 31	0.90	0.45

These prices were obtained from the finance portal, Yahoo! Finance, and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

At March 30, 2018, there were approximately 160 shareholders of record of the Company's common stock and 74 holders of the Company's Series A preferred stock, as reported by the Company's transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividends

No dividends have ever been paid on the Company's securities, and the Company has no current plans to pay dividends in the foreseeable future.

Equity Compensation Plans

In May 2017, the Company approved the 2017 Stock Incentive Plan (the "2017 Plan"), which became effective immediately.
Under the 2017 Plan, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a five-year period, with vesting on a monthly interval. Under the 2017 Plan, up to 20,000,000 shares of common stock can be reserved for issuance to eligible participants.

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

The Company has authorized 200 million shares of common stock, $0.0001 par value, and 10 million shares of preferred stock, $0.0001 par value.  Each share of the Company's preferred stock is convertible into 10 shares of common stock, subject to adjustment, has voting rights equal to its common stock equivalent, 7% cumulative dividend rights, and has liquidation rights that entitle the recipient to the receipt of net assets on a pro-rata basis.  The Company has 77,047,671 and 13,325,681 common shares issued and outstanding and 3,639,783 and 3,671,316 preferred shares issued and outstanding as of December 31, 2017 and 2016, respectively.

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement (see note 11 – Business Acquisitions/Dispositions) and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the Agreement, the Company issued 3,783,791 shares of its newly designated Series A Preferred Stock and 12,825,683 shares of common stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Because BlackRidge continues as the surviving entity, the net effect from this transaction on the outstanding stock of the Company was the addition of 8,965,000 shares of common stock held by the investors of the Company at the time of the acquisition.

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

Between August 29, 2017 and November 16, 2017, the Company converted an aggregate 144,035 shares of the Company's preferred stock into 1,568,862 shares of the Company's common stock after receiving conversion exercises from preferred stockholders.

Between August 31, 2017 and September 25, 2017, the Company issued 7,700,000 shares of the Company's common stock and 5 year warrants to purchase 7,700,000 shares of the Company's common stock at an exercise price per share of $0.50 to several investors for aggregate proceeds of $3,850,000. The warrants were valued at $1,800,288 using the Black-Scholes pricing model.

On September 11, 2017, the Company issued an aggregate 22,064,105 shares of the Company's common stock to satisfy $13,238,453 in wages payable at a per share price of $0.60.  The stock contains a 10 month restriction on transfers and/or sales.

Between September 11, 2017 and September 27, 2017, the Company issued an aggregate 462,740 shares of the Company's common stock as settlement of contracts valued at $231,370 at a per share price of $0.50.

On October 31, 2017, the Company issued 55,556 shares of the Company's common stock in connection with the exercise of a warrant to purchase shares at $0.60 per share.  The Company received $33,334 in proceeds for the warrant exercise.

On November 9, 2017, the Company issued 10,757,254 shares of the Company's common stock for the conversion of a note payable and accrued interest totaling $5,378,628. The Company also issued 5 year warrants to purchase an additional 5,378,627 shares of the Company's common stock at a price of $0.50.  These warrants were valued at $913,238 which was recorded as a loss on extinguishment of debt.

On November 9, 2017, the Company issued an aggregate 388,726 shares of the Company's common stock to satisfy $233,235 in accrued accounts payable at a per share price of $0.60.  The stock contains a 10 month restriction on transfers and/or sales.

On October 1, 2017, the Company issued 50,000 shares of the Company's common stock valued at $22,500 or $0.45 per share, along with warrants to purchase 100,000 shares of the Company's common stock at a price of $0.60 per share pursuant to a consulting contract.

Between December 1, 2017 and December 17, 2017, the Company issued an aggregate 610,126 shares of the company's common stock valued at $438,500 or an average of $0.72 pursuant to several consulting contracts.

On December 15, 2017, the Company issued 225,000 shares of the Company's common stock and 5 year warrants to purchase 56,250 shares of the Company's common stock at an exercise price per share of $0.32 to an investor for aggregate proceeds of $90,000. The warrants were valued at $8,365 using the Black-Scholes pricing model.

On January 3, 2018, the Company issued an aggregate 547,000 shares of the Company's common stock valued at $333,670 or $0.61 per share in conjunction with a consulting contracts.

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

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not repurchase any shares of our equity securities during our 2017 or 216 fiscal years.

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See "Forward-Looking Statements" and "Item 1A. Risk Factors.")

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at December 31, 2017 and 2016.

Inventory

Inventory is stated at the lower of cost or market, with cost determined using primarily average cost method.

Prepaid Expenses

Prepaid expenses consist mainly of payments to vendors made in advance and deposits held on account for the Company.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the respective assets or, in the case of leasehold improvements, the remaining lease term, if shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed, and the resulting gains or losses are recorded as part of other income or expense in the statements of operations. Repairs and maintenance costs are expensed as incurred.

The estimated useful lives of the property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Building improvements	15 years
Furniture, fixtures and equipment	7 years
Computer equipment	5 years

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

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of and December 31, 2017 and 2016, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Results of Operations

Sales

Total sales during the year ended December 31, 2017 were $81,968, as compared to net sales during the year ended December 31, 2016 of $84,023.  Management believes historical sales to not be indicative of future expectations due to historically limited business operations.  We believe that future sales will be significantly increased as we market our new suite of products.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2017 were $10,260 as compared to none during the year ended December 31, 2016.  This increase was due to an increase in sales containing hardware in the current year whereas all sales comprised of software only in the prior year.

Operating Expenses

Our selling, general and administrative expenses were $13,323,460 for the year ended December 31, 2017, compared to $5,235,260 for the year ended December 31, 2016, an increase of $8,088,200, or approximately 154%.  The increase in selling, general and administrative expenses in the current year is primarily attributable to an approximate $267,000 increase in engineering expense related to new product testing, a $3,176,000 increase in professional fees (consists primarily of  7$05,000 in market development expense, $950,000 in capital consultant expense, 300,000 in investor relations expense, $200,000 in accounting and finance expense, 100,000 in legal expense and   $692,000 in non-cash expense), a $1,967,000 increase in wages and salaries, an increase of approximately $1,100,000 in onetime, non-cash stock compensation accruals and an increase of $238,000 in depreciation and amortization.  The increase in salaries and wages, and professional fees is mainly due to increased business activity as we ramp up operations and build our sales capability.  We expect that much of the increase in professional fees as well as the stock compensation expenses will not continue in future periods.

Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $686,990 and $2,064,788 for the years ended December 31, 2017 and 2016, respectively.  The decrease in interest expense of $1,377,798 in the current year is attributable primarily to the conversion of approximately $14 million of convertible debt into equity in the prior year.

Loss on extinguishment of debt

During the year ended December 31, 2017, the company renegotiated the conversion terms of a convertible note due to the Company's Chief Technology Officer and significant shareholder.  The Company converted the note principal of $3,712,637and accrued interest of $1,665,991 into 10,757,254 shares of the Company's common stock at a conversion rate of $0.50 per share.  The Company also issued a 5 year warrant to purchase an additional 5,378,627 shares of the Company s common stock at a purchase price of $0.50 per share as further consideration for this conversion.  The Company recognized a loss on extinguishment of debt related to this transaction of $913,238.

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

Loss from discontinued operations

During the year ended December 31, 2017, the Company recognized a loss from discontinued operations of $8,737.  This loss was primarily driven by lower than anticipated product sales of the entity that was eventually sold.

Liquidity and Capital Resources

At December, 2017, we had total current assets of $1,041,299, including cash of $421,869, and current liabilities of $6,119,655, resulting in working capital deficit of $5,078,356.  Our current assets and working capital include receivables of $217,380, inventory of $40,408 and prepaid expenses of $361,642.

In addition, as December 31, 2017, we had total stockholders' equity of $1,568,354.  As we have worked toward our new product launches, we have primarily financed recent operations, the development of technologies, and the payment of expenses through the issuance of our debt, common stock, preferred stock and warrants.

For the year ended December 31, 2017, net cash used in operating activities was $7,748,606, as a result of our net loss from continued operations of $15,345,644 and increases in accounts receivable of 205,380, inventory of $40,408, prepaid expenses of $260,688, and decreases in deferred revenue of $11,228, accounts payable and accrued expenses – related party of $564,665, partially offset by non-cash expenses totaling $2,248,894, and increases in accounts payable and accrued expenses of $833,372, accrued interest of $6,657, accrued interest - related party of $601,145, wages payable of $447,647, loss from discontinued operation of $493,664 and cash flows from discontinued operations of $45,028.

Cash used in investing activities for the year ended December 31, 2017 was $1,425,276 compared to $1,056,370 for the year ended December 31, 2016.  The increase of 368,906 in the current period is due primarily to an increase in capitalized engineering costs related to the Company's technology development.
For the year ended December 31, 2017, net cash provided by financing activities was $9,538,718, comprised of proceeds from the sale of common stock of $8,482,450, preferred stock of $275,000 and warrants exercised of $43,334, proceeds from short term convertible notes of $1,250,000 and advances – related party of $115,000, partially offset by the repayment of short-term notes of $38,989, repayments of short-term convertible notes of $100,000, repayments of long-term notes of $433,342 and cash outflows from discontinued operations of $54,735.

For the year ended December 31, 2016, net cash provided by financing activities was $3,266,004, comprised of proceeds from the sale of preferred stock of $3,131,004 and proceeds from subscriptions payable of $135,000.

Based on our current business plan, we anticipate that our operating activities will use approximately $500,000 in cash per month over the next twelve months, or $6 million. Currently we do not have enough cash on hand to fully implement our business plan, and will require additional funds within the next year. We believe that our operations will not begin to generate significant cash flows until the second quarter of 2018 when we expect to begin new product contracts.

In order to remedy this liquidity deficiency, we are actively seeking to raise additional funds through the sale of equity and debt securities, and ultimately plan to generate substantial positive operating cash flows. Our internal sources of funds will consist of cash flows from operations, but not until we begin to realize substantial revenues from sales. In December 2017, we entered into a term sheet for a private placement of up to $7 million to fund continuing operations.  If we are unable to raise additional funds in the near term, we may not be able to fully implement our business plan, and it is unlikely that we will be able to continue as a going concern.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

During August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on the Company's Consolidated Statements of Cash Flows.

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

In May 2014, in addition to several amendments issued during 2016, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This pronouncement updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In accordance with allowed public company guidelines, these updates are effective for the Company for its annual period  ending December 15, 2017 and after, and interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on the Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10") which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12") which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09. Based on our preliminary assessment, we do not expect the new standard to have a material impact on the Company's financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) ("ASU 2016-09"). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance did not have a significant impact on the Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on our Consolidated Financial Statements.

In July 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which among other things, these amendments require the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of the pronouncement.

Off-Balance Sheet Arrangements

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 29, 2018, Pritchett, Siler and Hardy P.C. ("PSH") resigned as the independent registered public accounting firm for Blackridge Technology International, Inc., following PSH's acquisition by Haynie & Company, CPA ("Haynie & Company"). On January 29, 2018, the Company engaged Haynie & Company, Salt Lake City, Utah, as its new independent registered public accounting firm. The change of the Company's independent registered public accounting firm from PSH to Haynie & Company was approved unanimously by the Company's board of directors.

The reports of PSH on the Company's financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through the Resignation Date, there were (i) no disagreements between the Company and PSH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of PSH, would have caused PSH to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of September 30, 2017, the end of the period covered by this report.  Based upon that evaluation, we have concluded that our disclosure controls and procedures as of December 31, 2017 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Titles
Directors and Officers
Robert Graham	68	Chairman, Chief Executive Officer, and President
John Bluher	59	Chief Financial Officer, Treasurer and Secretary
John Hayes	50	Chief Technology Officer and Director
Robert Lentz	65	Director
Thomas Bruderman	48	Director
J. Allen Kosowsky	69	Director
Robert Zahm	55	Director

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

Thomas Bruderman is the founder and Managing Partner of two alternative asset strategies, VP Theta Management, a public equity hedge fund and MAG Ventures, an early to mid-stage venture fund. Mr. Bruderman has over 25 years of experience in finance and asset management, including his experience as Senior Equity Trader responsible for the healthcare group at Fidelity Investments, and Managing Director of Equity Securities at Merit Capital, a Connecticut-based boutique Investment Bank. Mr. Bruderman serves on the Board of Powercast, Champion Technology Company, Flyp, and Battlefin, and he is a board observer and advisor to Acacia Research Corporation and PNA Innovations. Mr. Bruderman holds a BS in finance from Providence College.

Mr. Bruderman has extensive financial management and board experience with technology companies which will make him an asset to our board in setting strategy and managing our financial and industry growth plans.

J. Allen Kosowsky, CPA, is a certified public accountant who since 1985 has conducted business through his own advisory firm. The firm provides services that include business and intellectual property valuations, forensic accounting and financial analysis, and alternative dispute resolutions. From January of 2003 to February of 2010, Mr. Kosowsky served as the Chairman of the Board and Chairman of the audit committee for ON2 Technologies Inc., a U.S. based video compression software company, which was acquired by Google. On September 17, 2016, Mr. Kosowsky became a National Association of Corporate Directors Fellow.

Mr. Kosowsky has extensive accounting experience and financial expertise and training, which qualifies him as an "audit committee financial expert" and makes him a significant asset to our board and Company

Robert Zahm spent the first 23 years of his professional career with Accenture as a management and technology consultant. Since 2010, he has worked as an independent consultant at Whiz Bang Consulting, where he applies his core areas of expertise in large scale system architecture, high performance computing, capital markets trading and clearing systems, and technology organization optimization. Mr. Zahm graduated from the University of Michigan with a BS in Computer Engineering, from Lehigh with an MS in Computer Science, and from the University of Pittsburgh with an MBA in Accounting.

Mr. Zahm has deep expertise in IT, corporate strategy and management and in the Financial Services market that will be an asset to our board and Company as we develop and expand our enterprise go to market strategies.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

Board of Directors

Our board of directors consists of six persons, Robert Graham, John Hayes, Robert Lentz, Thomas Bruderman, J. Allen Kosowsky and Robert Zahm.  Messrs. Graham and Hayes are not "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace because they are officers and employees of the Company.  Messrs. Lentz, Bruderman, Kosowsky and Zahm are considered independent.

Our Audit Committee consists of four persons, J. Allen Kosowsky (serving as chair), Robert Zahm, Robert Lentz and Thomas Bruderman.  J. Allen Kosowsky holds a CPA license and serves as the committees "financial expert" in addition to being its chair.

Our Compensation Committee consists of three persons, Thomas Bruderman (serving as chair), J. Allen Kosowsky and Robert Zahm.

Our Nominating and Corporate Governance Committee consists of three persons, Robert Zahm (serving as chair), J. Allen Kosowsky and Robert Lentz.

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

Communications with Directors

Shareholders may communicate with the Board of Directors or any individual director by sending written communications addressed to the Board of Directors, or any individual director, to: BlackRidge Technology International, Inc., Attention: Corporate Secretary, 5390 Kietzke Lane, Reno, NV 89511.  All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate. In order to facilitate a response to any such communication, the Company's Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

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

Based solely on a review of the copies of such reports furnished to us, we believe that all Section 16(a) filing requirements were timely met during 2017.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and our vice president in all capacities for the fiscal years ended December 31, 2017, 2016 and 2015.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000.
Summary Compensation Table

Name and principal position	Year	Salary		Bonus		Equity Compensation		All other compensation		Total
Robert Graham, CEO and President	2017	$225,000		$100,000	(1)	-		-		$325,000
	2016	$225,000		-		-		-		$225,000
	2015	$225,000		-		-		-		$225,000
John Hayes, CTO	2017	$180,000	(2)	$100,000	(3)	-		-		$280,000
	2016	$180,000		-		-		-		$180,000
	2015	$180,000		-		-		-		-
John Bluher, CFO	2017	$275,000		$38,280	(4)	$900,000	(5)	$30,000	(6)	$1,243,280
	2016	$13,867		-		-		$108,000	(7)	$121,867
	2015	-		-		-		-		-
John B. Hofman, Former President(8)	2017	-		-		-		-		-
	2016	-		-		-		$171,573		$171,573
	2015	-		-		-		$174,695		$174,695
Bruce P. Crane, Former Vice President(9)	2017	-		-		-		-		-
	2016	-		-		-		$6,114		$6,114
	2015	-		-		-		$5,076		$5,076

(1)	Payment of Mr. Graham's 2017 bonus has been deferred as of this filing
(2)	$73,360 of Mr. Hayes' 2017 salary has been deferred as of this filing
(3)	Payment of Mr. Hayes' 2017 bonus has been deferred as of this filing
(4)	Represents performance bonuses paid to Mr. Bluher
(5)	Represents 1,500,000 shares of restricted common stock granted to Mr. Bluher
(6)	Represents a car allowance and cost of living adjustment of $2,500 per month
(7)	Represents 1099 payments to Mr. Bluher
(8)
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

(9)
All Other Compensation consists of: (i) expense reimbursement of $1,800 during 2016, 2015 and 2014 and (ii) medical insurance premiums in the amount of $4,314 during 2016, $3,276 during 2015 and $6,873 during 2014.

Additional Compensation

During the year ended December 31, 2017, the company paid a stock award to our CFO of 1,500,000 shares valued at $900,000.

We do not have any retirement, pension or profit sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

In Fiscal 2017, our nominating and corporate governance committee approved a policy (the "Director Compensation Policy) for the compensation of non-employee members of our board of directors to attract, retain, and reward individuals and align their financial interest with those of our stockholders.  Only non-employee directors are eligible for compensation under this policy

The members of our Board of Directors have agreed to delay cash payments of earned under the Director Compensation Policy until such time as the Company has a positive EBITDA.  Until then, delayed payments may be paid in restricted stock as determined by management and the board.

Initial Award

Under the Director Compensation Policy, when an eligible director initially joins our board of directors, the eligible director received an initial award of restricted stock units having a value of $30,000.

Annual Awards

Under the Director Compensation Policy, each eligible director shall receive an annual award of $20,000 for their service to the Company.  In addition, the Lead Independent Director and each director servings as committee chair will receive an additional $2,000 to their annual award.

Board Meeting Awards

Under the Director Compensation Policy, each eligible director shall receive $2,000 for their attendance at each directors meeting that they attend.

Director Compensation Table

The following table presents summary information regarding the compensation paid to our non-employee directors for the year ended December 31, 2017:

Director	Board Fees (1)		Other ($)		Total ($)
J. Allen Kosowsky	$60,000	(2)	$59,000	(6)	$119,000
Thomas Bruderman	$58,000	(3)	$-		$58,000
Robert Lentz	$56,000	(4)	$-		$56,000
Robert Zahm	$58,000	(5)	$-		$58,000

(1)	Amounts reported in this column represent the aggregate grant date fair value of restricted stock issued as payment of amounts owed
(2)	Amount paid through the issuance of 100,000 restricted shares of the Company's common stock at $0.60 per share. The common stock has a 10 month vesting period
(3)	Amount paid through the issuance of 96,666 restricted shares of the Company's common stock at $0.60 per share. The common stock has a 10 month vesting period
(4)	Amount paid through the issuance of 93,333 restricted shares of the Company's common stock at $0.60 per share. The common stock has a 10 month vesting period
(5)	Amount paid through the issuance of 96,666 restricted shares of the Company's common stock at $0.60 per share. The common stock has a 10 month vesting period
(6)
Represents fees paid for consulting services performed outside the scope of Mr. Kosowsky's board duties.  Amount paid through the issuance of 98,334 restricted shares of the Company's common stock at $0.60 per share.  The common stock has a 10 month vesting period

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 30, 2018 the number of shares of the Company's common stock, par value $0.0001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock, and by each of the Company's officers and directors, and by all officers and directors as a group.  On such date, there were 77,610,171 issued and outstanding shares of our common stock and 3,639,783 issued and outstanding shares of our Series A preferred stock.  To the best of our knowledge, each person named below has sole voting and investment power, subject to community property laws where applicable, with respect to the shares shown unless otherwise indicated.

In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 30, 2018 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of the Company

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Amount of Number of Share Equivalents(2)		Total Beneficial Ownership	Percentage of Class
Principal Stockholders
AltEnergy Cyber, LLC(3) 137 Rowayton Ave Norwalk, CT 06853	-	8,941,316	(4)	8,941,316	10.40%
Conyers Investments, LLC(5) Phillips Point East #1001 777 S. Flagler Drive West Palm Beach, FL 33401	6,311,006	704,178	(6)	7,015,184	9.02%

Officers and Directors(13)
John Hayes	17,951,611	6,984,935	(7)	24,936,546	29,67%
Robert Graham	4,545,716	637,950	(8)	5,183,666	6.67%
John Bluher	1,500,000	-		-	1.95%
Robert Lentz	486,074	-		486,074	* %
Thomas Bruderman(9)	366,667	4,350,397	(10)	4,717,064	5.79%
Robert Zahm	96,667	5,022,207	(11)	5,118,874	6.24%
J. Allen Kosowsky	326,109	294,448	(12)	620,557	* %
All Officers and Directors As Group (7 Persons)	25,272,844	17,289,937		42,562,781	55.24%
* less than 1%

(1)	The address for each named executive officer and director is the same address as the Company
(2)	Represents number of commons shares issuable upon exercise of warrants, options, and conversion of preferred stock
(3)	Russ Stidolph is the Managing Member of AltEnergy Cyber, LLC
(4)	Represents 4,026,020 shares of common stock issuable upon conversion of 402,602 shares of preferred stock and 4,915,304 shares of common stock issuable upon exercise of warrants
(5)	Christopher Uzpen is the Managing Member of Conyers Investments, LLC
(6)	Represents shares of common stock issuable upon exercise of warrants
(7)	Represents 417,650 shares of common stock issuable upon conversion of 41,765 shares of preferred stock and 6,567,285 shares of common stock issuable upon exercise of warrants
(8)	Represents 637,950 shares of common stock issuable upon conversion of 63,795 shares of preferred stock
(9)	Includes shares owned by Mr. Bruderman and Mag Ventures, LLC of which Mr. Bruderman is the Managing Member
(10)	Represents 3,154,710 shares of common stock issuable upon conversion of 315,471 shares of preferred stock and 1,195,687 shares of common stock issuable upon exercise of warrants
(11)	Represents 4,855,540 shares of common stock issuable upon conversion of 485,554 shares of preferred stock and 166,667 shares of common stock issuable upon exercise of warrants
(12)	Represents 83,340 shares of common stock issuable upon conversion of 8,334 shares of preferred stock and 211,108 shares of common stock issuable upon exercise of warrants
(13)	Addresses of Directors and Officers is the Company address

Item 13.  Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's length negotiations.

As of December 31, 2016, we were indebted to John Hayes, an officer and significant stockholder of the Company, in the aggregate principal amount of $3,813,638 pursuant to demand notes bearing interest at 12% per annum.

As of December 31, 2017, we were indebted to John Hayes, an officer and significant stockholder of the Company, in the aggregate principal amount of $338,000 pursuant to demand notes bearing interest at 12% per annum.

During the year ended December 31, 2017 and 2016, the Company incurred interest expense on notes to related parties in the aggregate amount of $604,145 and 649,362, respectively (see Note 6 – Convertible Notes).

During the year ended December 31, 2017, the Company incurred professional expenses in the amount of $90,000, which was paid through the issuance of 150,000 shares of restricted stock, to Robert Lentz, a director, for services related to business development activities performed that were outside the scope of his board position.

During the year ended December 31, 2017, the Company issued Robert Lentz, a director, 142,740 shares of the Company's common stock as payment for board duties performed in a previous year.

During the year ended December 31, 2017, the Company incurred professional expenses in the amount of $59,000, which was paid through the issuance of 98,334 shares of restricted stock, to J. Allen Kosowsky, a director, for services related to consulting activities performed that were outside the scope of his board position.

Between February 9, 2017 and March 2, 2017, the Company issued warrants to purchase 83,334 shares of the Company's common stock at an exercise price per share of $0.60 to John Hayes, an executive officer and significant shareholder, in conjunction with short term advances extended to the Company  The warrants were valued at $15,504 using the Black-Scholes pricing model and were recorded to additional paid in capital.

On March 6, 2017, the Company issued warrants to purchase 83,334 shares of the Company's common stock at an exercise price per share of $0.60 to Thomas Bruderman, director, in conjunction with short term advances extended to the Company.  The warrants were valued at $12,441 using the Black-Scholes pricing model and were recorded to additional paid in capital.

On August 29, 2017, the Company issued 44,445 shares of common stock and warrants to purchase an additional 44,445 shares of common stock at a price per share of $0.60 to J. Allen Kosowsky, a director, for gross proceeds of $20,000 or $0.45 per share.  The terms of this issuance were the same as terms offered to non-related parties during the same time period.

On August 29, 2017, the Company issued 70,000 shares of common stock and warrants to purchase an additional 70,000 shares of common stock at a price per share of $0.60 to Thomas Bruderman, a director, for gross proceeds of $35,000 or $0.45 per share.  The terms of this issuance were the same as terms offered to non-related parties during the same time period.

Director Independence

Our board of directors consists of six persons, Robert Graham, John Hayes, Robert Lentz Thomas Bruderman, J. Allen Kosowsky and Robert Zahm.  Messrs. Graham and Hayes are not "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace because they are officers and employees of the Company.  Messrs. Lentz, Bruderman, Kosowsky and Zahm are considered independent.

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

Item 14.  Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. served as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2016.

Haynie & Company served as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2017.   Haynie & Company was appointed on January 1, 2018 to audit our 2017 year end.

During the fiscal years ended December 31, 2017 and 2016, fees for services provided by Pritchett, Siler & Hardy, P.C. were as follows.  No fees were paid to Haynie & Company during the fiscal years ended December 31, 2017 and 2016:

	Year Ended
	December 31,
	2017	2016

Audit Fees	$104,312	$40,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$104,312	$40,000

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

Item 15.  Exhibits, Financial Statement Schedules

      The following documents are included as exhibits to this report.

(a) Exhibits
Exhibit Number	Title of Document

3.1	Amended and restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Certificate of designation for Series A Preferred Stock, as amended (5)
4.2	Form of Five-Year Common Stock Purchase Warrant Included in Offerings (3)
10.1	Completion of Plan of Reorganization dated as of February 22, 2017 (3)
10.2	Disposition of Assets dated as of March 31, 2017 (4)
10.3	Promissory Note dated December 12, 2012 (5)
10.4	Promissory Note dated December 12, 2012 (5)
10.5	Promissory Note dated September 30, 2013 (5)
10.6	Promissory Note dated October 31, 2013 (5)
10.7	Promissory Note dated October 1, 2014 (5)
10.8	Promissory Note dated November 30, 2015 (5)
10.9	Promissory Note dated February 2, 2017 (5)
10.10	Settlement Agreement and Release and Note dated November 2, 2016 (5)
10.11	Settlement Agreement and Release and Note dated November 2, 2016 (5)
10.12	Form of convertible note issued December 21, 2017 and December 22, 2017 *
31.1	Section 302 Certification of Chief Executive and Chief Executive Officer *
31.2	Section 302 Certification of Chief Executive and Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive and Chief Executive Officer *
32.2	Section 1350 Certification of Chief Executive and Chief Financial Officer *
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document **
101 CAL	XBRL Calculation Linkbase Document **
101 DEF	XBRL Definition Linkbase Document **
101 LAB	XBRL Labels Linkbase Document **
101 PRE	XBRL Presentation Linkbase Document **

(1)	Incorporated by reference to the Company's June 30, 2017 Report on Form 10-Q filed August 14, 2017.
(2)	Incorporated by reference to Exhibit Numbers 3.1 and 3.2 of the Company's registration statement on Form 10 filed with the SEC on May 14, 2010.
(3)	Incorporated by reference to the Company's September 30, 2016 Report on Form 10-Q filed November 14, 2016.
(4)	Incorporated by reference to Exhibit Number 10.1 of the current report on Form 8-K filed with the SEC on September 7, 2016 and amended on Form 8-K filed with the SEC on February 24, 2017.
(5)	Incorporated by reference to the Company's March 31, 2017 Report on Form 10-Q filed May 15, 2017.

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

Item 16.  Form 10-K Summary

The registrant opts out of providing a Form 10-K summary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlackRidge Technology International, Inc.

Dated: April 2, 2018	By /s/ Robert Graham
Robert Graham
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2018	By /s/ Robert Graham
Robert Graham
Chief Executive Officer and President

Dated: April 2, 2018	By /s/ John Bluher
John Bluher
Financial Officer

Dated: April 2, 2018	By /s/ J. Allen Kosowsky
J. Allen Kosowsky

Dated: April 2, 2018	By /s/ Thomas Bruderman
Thomas Bruderman
Director

Dated: April 2, 2018	By /s/ Robert Zahm
Robert Zahm
Director

Dated: April 2, 2018	By /s/ Robert Lentz
Robert Lentz
Director

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blackridge Technology International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blackridge Technology International, Inc. (the Company) as of December 31, 2017, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company We have served as the Company's auditor since 2018.
Salt Lake City, Utah April 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of
Blackridge Technology Holding, Inc.
Reno, NV

We have audited the accompanying consolidated balance sheet of Blackridge Technology Holding, Inc. (the "Company") as of December 31, 2016 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2016, and the related notes to the consolidated financial statements. Blackridge Technology Holding, Inc.'s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company suffered losses from operations during the year ended December 31, 2016, has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah
April 14, 2017

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$421,869	$57,033
Accounts receivable	217,380	-
Inventory	40,408	-
Prepaid expenses	361,642	100,954
Total Current Assets	1,041,299	157,987

Property and equipment, net	87,628	-
Intangible assets, net	7,043,644	5,923,543
Total Assets	$8,172,571	$6,081,530

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,633,610	$2,038,273
Accounts payable and accrued expenses – related party	68,060	709,725
Accrued interest	59,545	52,888
Accrued interest – related party	180,066	1,241,911
Advances – related party	65,000	110,000
Wages payable	2,133,210	10,696,311
Deferred revenue	8,760	19,988
Short-term notes payable	50,232	89,221
Current portion of long term debt	400,000	400,000
Convertible notes, short term – related party	521,172	284,172
Total Current Liabilities	6,119,655	15,642,489

Noncurrent Liabilities
Contingent liability	37,500	37,500
Notes payable	366,658	800,000
Convertible notes, long term, net of discounts	80,404	-
Convertible notes payable, long term – related party	-	3,712,638
Total Liabilities	6,604,217	20,192,627

Stockholders' Equity (Deficit)
Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized; 3,639,783 and 3,671,316 issued and outstanding at December 31, 2017 and 2016, respectively	3,640	3,671
Common Stock, Par Value $0.0001, 200,000,000 shares authorized; 77,063,171 and 13,325,681 issued and outstanding at December 31, 2017 and 2016, respectively	77,063	13,326
Additional paid-in capital	51,384,027	20,287,638
Accumulated deficit	(49,896,376)	(34,550,732)
Subscription payable	-	135,000
Total Stockholders' Equity (Deficit)	1,568,354	(14,111,097)
Total Liabilities and Stockholders' Equity (Deficit)	$8,172,571	$6,081,530

See accompanying notes to the consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016

Revenues	$81,968	$84,023
Cost of Goods Sold	10,260	-
Gross Profit	70,708	84,023

Operating Expenses:
Engineering	304,605	37,282
Sales and marketing	21,888	25,740
General and administrative	12,996,967	5,172,238
Total operating expenses	13,323,460	5,235,260

Loss From Operations	(13,251,752)	(5,151,237)

Other Income (Expense)
Interest income	-	205
Loss on extinguishment of debt	(913,238)	-
Interest expense	(82,845)	(1,415,426)
Interest expense – related party	(604,145)	(649,362)
Total other income (expense)	(1,600,228)	(2,064,583)

Net Loss Before Income Taxes	(14,851,980)	(7,215,820)

Income Tax	-	-

Net Loss From Continuing Operations	(14,851,980)	(7,215,820)

Discontinued Operations
Loss on disposal of discontinued operations	(484,927)	-
Loss from discontinued operations	(8,737)	-
Loss on discontinued operations	(493,664)	-

Net Loss	$(15,345,644)	$(7,215,820)

Loss From Continuing Operations per Common Share - Basic and Diluted	$(0.37)	$(0.54)
Loss From Discontinued Operations per Common Share - Basic and Diluted	$(0.01)	$-

Weighted Average Shares Outstanding - Basic and Diluted	40,212,024	13,325,681

See accompanying notes to the consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Shares Outstanding - Preferred	Preferred Stock	Shares Outstanding - Common	Common Stock	Additional Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2015	9,804	$10	13,325,681	$13,326	$3,110,821	$-	$(27,334,912)	$(24,210,755)

Issuance of preferred stock	608,922	609	-	-	3,130,395	135,000	-	3,266,004
Note conversions	3,052,590	3,052	-	-	14,046,422	-	-	14,049,474
Net loss	-	-	-	-	-	-	(7,215,820)	(7,215,820)

Balance as of December 31, 2016	3,671,316	3,671	13,325,681	13,326	20,287,638	135,000	(34,550,732)	(14,111,097)

Common share conversion	50,000	50	(500,000)	(500)	450	-	-	-
Preferred share conversion	(144,035)	(144)	1,586,862	1,587	(1,443)	-	-	-
Issuance of preferred stock	62,502	63	-	-	374,937	(100,000)	-	275,000
Issuance of common stock	-	-	18,289,121	18,289	8,499,161	(35,000)	-	8,842,450
Issuance of restricted common stock in settlement of wages payable	-	-	22,064,105	22,064	13,216,389	-	-	13,238,453
Issuance of restricted common stock in settlement of accounts payable	-	-	396,726	396	237,639	-	-	238,035
Issuance of stock in conjunction with contracts	-	-	1,122,866	1,123	691,247	-	-	692,370
Issuance of stock for warrant exercise	-	-	1,055,556	1,056	42,278	-	-	43,334
Issuance of stock for debt conversion	-	-	10,757,254	10,757	5,367,871	-	-	5,378,628
Business acquisition	-	-	8,965,000	8,965	485,551	-	-	494,516
Issuance of warrants in conjunction with debt conversion	-	-	-	-	913,238	-	-	913,238
Beneficial conversion feature on convertible debt	-	-	-	-	536,165	-	-	536,165
Issuance of warrants in conjunction with debt	-	-	-	-	567,166	-	-	567,166
Issuance of warrants in conjunction with advances	-	-	-	-	27,945	-	-	27,945
Issuance of warrants in conjunction with contracts	-	-	-	-	27,695	-	-	27,695
Share based compensation	-	-	-	-	110,100	-	-	110,100
Net loss	-	-	-	-	-	-	(15,345,644)	(15,345,644)

Balance as of December 31, 2017	3,639,783	$3,640	77,063,171	$77,063	$51,384,027	$-	$(49,896,376)	$1,568,354

See accompanying notes to consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(15,345,644)	$(7,215,820)
Net loss from discontinued operations	493,664	-
Net loss from continuing operations	(14,851,980)	(7,215,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443,811	365,134
Amortization of debt discounts	33,735	10,424
Common stock issued in conjunction with contracts	692,370	-
Warrants issued in conjunction with advances	27,945	-
Warrants issued in conjunction with contracts	27,695	-
Share based compensation	110,100	-
Loss on extinguishment	913,238	-
Changes in operating assets and liabilities:
Accounts receivable	(205,380)	50,000
Inventory	(40,408)	-
Prepaid expenses	(260,688)	(9,017)
Accounts payable and accrued expenses	833,372	854,306
Accounts payable and accrued expenses – related party	(564,665)	270,489
Accrued interest	6,657	1,404,691
Accrued interest – related party	604,145	649,362
Deferred revenue	(11,228)	(7,132)
Wages payable	4,447,647	1,471,942
Net Cash Used in Operating Activities, Continuing Operations	(7,793,634)	(2,155,621)
Net Cash Provided by Operating Activities, Discontinued Operations	45,028	-
Net Cash Used in Operating Activities	(7,748,806)	(2,155,621)

Cash Flows From Investing Activities
Proceeds from business acquisition	10,559	-
Purchase of property and equipment	(88,418)	-
Purchases of intangible assets	(1,347,417)	(1,056,370)
Net Cash Used in Investing Activities, Continuing Operations	(1,425,276)	(1,056,370)
Net Cash Used in Investing Activities, Discontinued Operations	-	-
Net Cash Used in Investing Activities	(1,425,276)	(1,056,370)

Cash Flows From Financing Activities
Proceeds from sale of common stock	8,482,450	-
Proceeds from sale of preferred stock	275,000	3,131,004
Proceeds from warrant exercise	43,334	-
Proceeds from subscriptions payable	-	135,000
Proceeds from issuance of short term convertible notes	1,250,000	-
Proceeds from advances – related party	115,000	-
Repayments of short term notes	(38,989)	-
Repayments of short term convertible notes	(100,000)	-
Repayments on long term debt	(433,342)	-
Net Cash Provided by Financing Activities, Continuing Operations	9,593,453	3,266,004
Net Cash Used in Financing Activities, Discontinued Operations	(54,735)	-
Net Cash Provided by Financing Activities	9,538,718	3,266,004
Net Increase In Cash	364,836	54,013
Cash, Beginning of Period	57,033	3,020
Cash, End of Period	$421,869	$57,033

Non-Cash Investing and Financing Activities
Wages payable included in capitalized intangible assets	$215,705	$532,324
Wages payable settled with common stock	$13,238,453	$-
Accounts payable settled with common stock	$238,035	$-
Common stock converted to preferred stock	$500	$-
Common stock issued for debt and interest conversion	$5,378,628	$-
Business acquisition	$483,957	$-
Warrants issued in conjunction with debt agreements	$567,166	$-
Beneficial conversion feature on convertible debt	$536,165	$-
Warrants issued and expensed in conjunction with advances	$27,945	$-
Notes payable issued to settle liabilities	$-	$1,200,000
Preferred stock issued for accrued interest	$-	$4,097,831
Preferred stock issued for accrued interest – related party	$-	$268,880
Preferred stock issued for convertible notes	$-	$9,452,000
Preferred stock issued for convertible notes – related party	$-	$230,763

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$16,654	$311
Cash paid for income taxes	$-	$-

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – BlackRidge Technology International, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 15, 2004 under the name "Grote Molen, Inc."  The Company sells identity-based network security to protect hybrid cloud and mainframe workloads from cyber-attacks and insider threats.

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
BlackRidge Secure Services, Inc.

All intercompany balances have been eliminated in consolidation.

Fair Value of Financial Instruments - The Company's financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, notes payable and convertible debt.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

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

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.  At December 31, 2017, the Company had cash balances in excess of FDIC insured limits of $169,751.  At December 31, 2016, the Company did not have any cash balances in excess of FDIC insured limits.

Significant customers are those which represent more than 10% of the Company's revenue for each period presented, or the Company's accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue		Accounts Receivable
	Year Ended December 31,		December 31,
Customers	2017	2016	2017	2016
Customer A	41%	33%	-	-
Customer B	34%	-%	-	-
Customer C	12%	55%	15%	-

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms and are recorded at the invoiced amount, net of any allowance for doubtful accounts, and do not typically bear interest. The Company assesses the collectability of the accounts by taking into consideration the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expenses are recorded as part of selling, general and administrative expenses in the consolidated statements of operations. The Company writes off the receivable balance against the allowance when management determines a balance is uncollectible. The Company also reviews its customer discounts and an accrual is made for discounts earned but not yet utilized at each period end.  The Company does not believe there to be any question as to the collectability of its receivables as of December 31, 2017 and 2016 and has, therefore, not created an allowance as of this date.

Inventory - Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.  When market value is determined to be less than cost, the Company records an allowance for obsolescence.  The company's inventory assets December 31, 2017 and 2016 consisted primarily of hardware appliances valued as follows:

	As of December 31, 2017	As of December 31, 2016
Inventory	$376,063	$335,655
Less: allowance for obsolescence	(335,655)	(335,655)
	$40,408	$-

Revenue Recognition - We account for product revenue in accordance with Accounting Standards Codification 605, Revenue Recognition, and all related interpretations.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

The Company may enter into arrangements that can include various combinations of software, services, and hardware. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. We use a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence, and (iii) best estimate of selling price ("ESP"). For software elements, we follow the industry specific software guidance which only allows for the use of VSOE in establishing fair value. Generally, VSOE is the price charged when the deliverable is sold separately, or the price established by management for a product that is not yet sold if it is probable that the price will not change before introduction into the marketplace. ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. Our process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable.

Any revenue received that does not yet meet the above recognition standards is recorded to unearned revenue and held as a liability until recognition occurs.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the respective assets or, in the case of leasehold improvements, the remaining lease term, if shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed, and the resulting gains or losses are recorded as part of other income or expense in the statements of operations. Repairs and maintenance costs are expensed as incurred.

The estimated useful lives of the property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Building improvements	15 years
Furniture, fixtures and equipment	7 years
Computer equipment	5 years

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

In May 2014, in addition to several amendments issued during 2016, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This pronouncement updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. These updates are effective for the Company for its annual period ending December 31, 2018, and interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on the Consolidated Financial Statements.
NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2017 the Company incurred a net loss of $15,345,644 and inception to date losses are equal to $49,896,376.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2017 and 2016:

	As of December 31, 2017	As of December 31, 2016	Estimated Useful Life
Building improvements	55,390	-	15 years
Furniture, fixtures and equipment	26,101	-	7 years
Computer equipment	8,927	-	5 years
Less: accumulated depreciation	(790)	-
	$87,628	$-

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset.  The Company recorded depreciation expense of $790 during the year ended December 31, 2017.

NOTE 4 – INTANGIBLE ASSETS

In accordance with ASC 350-40, ASC 350-50, and ASC 985-20, during the years ended December 31, 2017 and 2016, the Company capitalized $1,563,122 and $1,588,694, respectively, towards the development of software, intellectual property, and patent expenses.

The Company amortizes these costs over their related useful lives (approximately 7 to 20 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company recorded amortization of $443,021 and $365,134 related to intangible assets during years ended December 31, 2017 and 2016, respectively.
Intangible assets consisted of the following at December 31, 2017 and 2016:

	As of December 31, 2017	As of December 31, 2016	Estimated Useful Life
Patent Costs	397,417	422,995	15 years
Software Licenses	58,260	58,260	7 years
Software Development Costs	8,020,775	6,432,075	5 years
Less: accumulated amortization	(1,432,808)	(989,787)
	$7,043,644	$5,923,543

NOTE 5 – NOTES PAYABLE

Short term notes

At December 31, 2017 and 2016, the Company had outstanding short-term debt totaling $50,232 and $89,221, respectively.  These notes bear interest at the rates of between 10% and 12% annually and have maturity dates ranging from January 1, 2012 through December 31, 2014.  As some of these notes have exceeded their initial maturity dates, they are subject to the default interest rate of 18% per annum.

The following table summarizes the Company's short-term notes payable for years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Beginning Balance	$89,221	$89,221
Notes acquired in business acquisition	208,811	-
Repayments – continuing operations	(38,989)	-
Repayments – discontinued operations	(53,132)	-
Notes divested in disposal of discontinued operations	(155,679)	-
Ending Balance	$50,232	$89,221

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

The following table summarizes the Company's long-term notes payable for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Beginning Balance	$1,200,000	$-
Notes acquired in business acquisition	136,830	1,200,000
Repayments – continuing operations	(433,342)	-
Repayments – discontinued operations	(1,603)	-
Notes divested in disposal of discontinued operations	(135,227)	-
Ending Balance	$766,658	$1,200,000
Short Term Portion of Long Term Debt	$400,000	$400,000
Long Term Debt	$366,658	$800,000

NOTE 6 – CONVERTIBLE NOTES

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

Short term convertible notes – related party

On October 31, 2013, the Company agreed to convert balances owed to the Company's Corporate Council (as defined below) in the amount of $183,172 into a 42 month convertible note bearing interest at 12% annually and convertible into 203,525 shares of convertible preferred stock at the rate of $0.90 per share.  At December 31, 2017 and 2016, the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $136,469 and $84,172, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets.  The note carries a default rate of 18% for any principal not paid by the maturity date.

On November 30, 2015, the Company's Chief Technology Officer and significant shareholder, John Hayes, invested $101,000 via a one year convertible note bearing interest at 12% annually and convertible into 112,223 shares of convertible preferred stock at the rate of $0.90 per share.  On November 8, 2017, an additional $237,000 owed to Mr. Hayes was added to the note.  At December 31, 2017 and December 31, 2016, the Company has accrued interest for this note in the amount of $43,597 and $13,947, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets. The note carries a default rate of 18% for any principal not paid by the maturity date.

Long term convertible notes

On December 21, 2017, the Company issued a $150,000 convertible note bearing interest at 8% per annum.  The note matures on December 31, 2019 and is convertible into the Company's Series B Preferred Shares at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $69,935 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 468,750 shares of the company's common stock at an exercise price of $0.32 per share.  The warrants were valued at $69,935 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.  At December 31, 2017, the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $329, which is included in accrued interest on the Company's consolidated balance sheets.

On December 22, 2017, the Company issued a $1,000,000 convertible note bearing interest at 8% per annum.  The note matures on December 31, 2019 and is convertible into the Company's Series B Preferred Shares at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $466,230 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the company's common stock at an exercise price of $0.32 per share.  The warrants were valued at $466,230 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.  At December 31, 2017, the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $1,973, which is included in accrued interest on the Company's consolidated balance sheets.

Long term convertible notes – related party

During 2011 to 2014, the Company's Chief Technology Officer and significant shareholder of the Company loaned a total of $2,673,200 to the Company.  On October 1, 2014, all prior notes including accrued interest were combined into a single $3,712,637 convertible note bearing interest at 12% annually and convertible into 4,125,154 shares of preferred stock at the rate of $0.90 per share.  On November 9, 2017, the Company converted the note and accrued interest of $1,665,991 into 10,757,254 shares of the Company's common stock at a conversion rate of $0.50 per share.  The Company also issued a 5 year warrant to purchase an additional 5,378,627 shares of the Company s common stock at a purchase price of $0.50 per share as further consideration for this conversion.  The Company recognized a loss on extinguishment of debt related to this transaction of $913,238.

Convertible debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company's common stock at the conversion prices and terms discussed above. The Company has determined that any embedded conversion options do not possess a beneficial conversion feature, and therefore has not separately accounted for their value.

The following table summarizes the Company's convertible notes payable for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Beginning Balance	$3,996,810	$13,815,094
Proceeds from issuance of convertible notes, net of issuance discounts	146,669	-
Proceeds from issuance of convertible notes – related party	237,000
Repayments	(100,000)	-
Conversion of notes payable into common stock	(3,712,638)
Conversion of notes payable into preferred stock	-	(9,452,000)
Conversion of related party notes payable into preferred stock	-	(230,763)
Settlement agreements	-	(145,945)
Amortization of discounts	33,735	10,424
Ending Balance	$601,576	$3,996,810
Convertible notes, short term	$1,150,000	$-
Convertible notes, short term – related party	$521,172	$284,172
convertible notes, long term – related party	$-	$3,712,638
Debt discounts	$1,069,596	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 7,579 square feet of office space under a 62 month operating lease which expires during April 2023. The amounts reflected in the table below are for the aggregate future minimum lease payments under the non-cancelable facility operating leases.  Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term.

The Company leases office space under a 23 month operating lease which expires during August 2019. The amounts reflected in the table below are for the aggregate future minimum lease payments under the non-cancelable facility operating leases.  Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term.

The Company also leases approximately 202 square feet of office space under a 12 month operating lease which originally expired in 2016.  The lease was renewed and is renewable at the Company's option annually at a flat monthly amount of $400.  The amounts reflected in the table below are for the aggregate future minimum lease payments under the non-cancelable facility operating leases.

Rent expense was $186,640 and $225,840 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, future minimum lease payments are as follows:

Year Ending December 31,
2018	$281,646
2019	259,851
2020	209,559
2021	214,107
2022	218,654
2023 and thereafter	18,569
Total minimum lease payments	$1,202,386

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

Contingent Liability

On October 15, 2011, the Company entered into an agreement with a consultant by which the consultant's invoices for the previous four months would be accrued as a liability to be paid out upon (a) the Company's successful raising of $10,000,000 in capital funding, or (b) the Company reaching total revenues of $10,000,000.  The Company has a balance due under this agreement of $37,500 December 31, 2017 and December 31, 2016, respectively.

Legal Proceedings

On December 2, 2016, AltEnergy Cyber, LLC ("Plaintiff") instituted a legal action in Connecticut against the Company and Robert Zahm.  The complaint alleged that (i) the Company improperly extended the maturity date of the Plaintiff's convertible note in the amount of $1,500,000 and (ii) improperly converted the loan into the Company's stock. The Complaint alleges that the Company is liable to the Plaintiff for $4,500,000 plus interest.  This litigation is still ongoing.   During the year ended December 31, 2017, Robert Zahm was dismissed from the proceedings for lack of personal jurisdiction.  On March 29, 2018, the AltEnergy Cyber, LLC's legal action was dismissed through a motion for summary judgement.

NOTE 8 ‑ RELATED PARTY TRANSACTIONS

During the years ended December 31, 2017 and 2016, the Company incurred interest expense on notes to related parties in the aggregate amount of $604,145 and 649,362, respectively (see Note 6 – Convertible Notes).

As of December 31, 2017 and 2016, we were indebted to John Hayes, an officer and significant stockholder of the Company, in the aggregate principal amount of $338,000 and $3,813,638, respectively, pursuant to demand notes bearing interest at 12% per annum.

During the year ended December 31, 2017, the Company incurred professional expenses in the amount of $90,000, which was paid through the issuance of 150,000 shares of restricted stock, to Robert Lentz, a director, for services related to business development activities performed that were outside the scope of his board position.

During the year ended December 31, 2017, the Company issued Robert Lentz, a director, 142,740 shares of the Company's common stock valued at $71,370, or $0.50 per share as payment for board duties performed in a previous year.

During the year ended December 31, 2017, the Company incurred professional expenses in the amount of $59,000, which was paid through the issuance of 98,334 shares of restricted stock, to J. Allen Kosowsky, a director, for services related to consulting activities performed that were outside the scope of his board position.

Between February 9, 2017 and March 2, 2017, the Company issued warrants to purchase 83,334 shares of the Company's common stock at an exercise price per share of $0.60 to John Hayes, an executive officer and significant shareholder, in conjunction with short term advances extended to the Company  The warrants were valued at $15,504 using the Black-Scholes pricing model and were recorded to additional paid in capital.

On March 6, 2017, the Company issued warrants to purchase 83,334 shares of the Company's common stock at an exercise price per share of $0.60 to Thomas Bruderman, director, in conjunction with short term advances extended to the Company.  The warrants were valued at $12,441 using the Black-Scholes pricing model and were recorded to additional paid in capital.

On August 29, 2017, the Company issued 44,445 shares of common stock and warrants to purchase an additional 44,445 shares of common stock at a price per share of $0.60 to J. Allen Kosowsky, a director, for gross proceeds of $20,000 or $0.45 per share.  The terms of this issuance were the same as terms offered to non-related parties during the same time period.

On August 29, 2017, the Company issued 70,000 shares of common stock and warrants to purchase an additional 70,000 shares of common stock at a price per share of $0.60 to Thomas Bruderman, a director, for gross proceeds of $35,000 or $0.45 per share.  The terms of this issuance were the same as terms offered to non-related parties during the same time period.

Accounts payable related party

At December 31, 2017 and December 31, 2016, the Company had a balance in related party accounts payable of $68,060 and $709,725, respectively, which consisted of the following:

			December 31,	December 31,
Party Name:	Relationship:	Nature of transactions:	2017	2016
Jay Wright	Corporate Counsel	Consulting fees	$-	$355,795
John Hayes	Chief Technology Officer	Expense reimbursement	55,254	308,485
Robert Graham	Chairman and Chief Executive Officer	Expense reimbursement	6,806	45,445
Robert Graham	Chairman and Chief Executive Officer	Rent	6,000	-
			$68,060	$709,725

Advances related party

At December 31, 2017 and December 31, 2016, the Company had a balance in related party advances of $65,000 and $110,000, respectively, which consisted of the following:

		December 31,	December 31,
Party Name:	Relationship:	2017	2016
John Hayes	Chief Technology Officer	$-	$110,000
Thomas Bruderman	Director and significant shareholder	65,000	-
		$65,000	$110,000

NOTE 9 ‑ STOCKHOLDERS' EQUITY

The Company has authorized 200 million shares of common stock, $0.0001 par value, and 10 million shares of preferred stock, $0.0001 par value.  Each share of the Company's preferred stock is convertible into 10 shares of common stock, subject to adjustment, has voting rights equal to its common stock equivalent, 7% cumulative dividend rights, and has liquidation rights that entitle the recipient to the receipt of net assets on a pro-rata basis.  The Company has 77,047,671 and 13,325,681 common shares issued and outstanding and 3,639,783 and 3,671,316 preferred shares issued and outstanding as of December 31, 2017 and 2016, respectively.

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement (see note 11 – Business Acquisitions/Dispositions) and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the Agreement, the Company issued 3,783,791 shares of its newly designated Series A Preferred Stock and 12,825,683 shares of common stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Because BlackRidge continues as the surviving entity, the net effect from this transaction on the outstanding stock of the Company was the addition of 8,965,000 shares of common stock held by the investors of the Company at the time of the acquisition.

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

Between August 29, 2017 and November 16, 2017, the Company converted an aggregate 144,035 shares of the Company's preferred stock into 1,568,862 shares of the Company's common stock after receiving conversion exercises from preferred stockholders.

Between August 31, 2017 and September 25, 2017, the Company issued 7,700,000 shares of the Company's common stock and 5 year warrants to purchase 7,700,000 shares of the Company's common stock at an exercise price per share of $0.50 to several investors for aggregate proceeds of $3,850,000. The warrants were valued at $1,800,288 using the Black-Scholes pricing model.

On September 11, 2017, the Company issued an aggregate 22,064,105 shares of the Company's common stock to satisfy $13,238,453 in wages payable at a per share price of $0.60.  The stock contains a 10 month restriction on transfers and/or sales.

Between September 11, 2017 and September 27, 2017, the Company issued an aggregate 462,740 shares of the Company's common stock as settlement of contracts valued at $231,370 at a per share price of $0.50.

On October 31, 2017, the Company issued 55,556 shares of the Company's common stock in connection with the exercise of a warrant to purchase shares at $0.60 per share.  The Company received $33,334 in proceeds for the warrant exercise.

On November 9, 2017, the Company issued 10,757,254 shares of the Company's common stock for the conversion of a note payable and accrued interest totaling $5,378,628. The Company also issued 5 year warrants to purchase an additional 5,378,627 shares of the Company's common stock at a price of $0.50.  These warrants were valued at $913,238 which was recorded as a loss on extinguishment of debt.

On November 9, 2017, the Company issued an aggregate 388,726 shares of the Company's common stock to satisfy $233,235 in accrued accounts payable at a per share price of $0.60.  The stock contains a 10 month restriction on transfers and/or sales.

On October 1, 2017, the Company issued 50,000 shares of the Company's common stock valued at $22,500 or $0.45 per share, along with warrants to purchase 100,000 shares of the Company's common stock at a price of $0.60 per share pursuant to a consulting contract.

Between December 1, 2017 and December 17, 2017, the Company issued an aggregate 610,126 shares of the company's common stock valued at $438,500 or an average of $0.72 pursuant to several consulting contracts.

On December 15, 2017, the Company issued 225,000 shares of the Company's common stock and 5 year warrants to purchase 56,250 shares of the Company's common stock at an exercise price per share of $0.32 to an investor for aggregate proceeds of $90,000. The warrants were valued at $8,365 using the Black-Scholes pricing model.

The significant assumptions used in the Black-Scholes valuation of the warrants are as follows:

Stock price on the valuation date	$0.32 – 0.50
Warrant exercise price	$0.10 - 0.70
Dividend yield	0.00%
Years to maturity	5.0
Risk free rate	1.50 – 2.16%
Expected volatility	51.35 - 55.43%

NOTE 10 – SHARE BASED COMPENSATION

During the year ended December 31, 2017, the Company issued 5,570,000 5 year options to purchase common stock to employees and directors under the 2017 Stock Incentive Plan.  The options were valued at $1,557,089 using the Black-Scholes pricing model.  As of December 31, 2017, the total unrecognized expense for unvested share based compensation is $1,446,989.  The 2017 Stock Incentive Plan allows for a maximum 25,000,000 shares to be issued, of which 19,430,000 shares remain available for issuance as of December 31, 2017.

The activity of options granted to during the year ended December 31, 2017 is as follows:

	Employee and Director Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Grant Date Fair Value
Beginning Balance – December 31, 2016	-
Granted	5,570,000	$0.60	5 years	$0.28
Exercised	-
Cancelled	-
Ending Balance – December 31, 2017	5,570,000	$0.60	4.65 years	$0.28
Exercisable options	392,958	$0.60	4.65 years	$0.28

The Company's outstanding employee options at December 31, 2017 are as follows:

Options Outstanding				Option Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.60	5,177,042	4.65	$0.60	392,958	$0.60	19,648

The weighted average fair value per option issued during the year ended December 31, 2017 was $0.28.

NOTE 11 – BUSINESS ACQUISITION

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

NOTE 12 – DISCONTINUED OPERATIONS

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

NOTE 13 – INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2017 and 2016, the Company had net operating loss ("NOL") carry-forwards for federal income purposes approximating $34,394,555 and $30,340,393 respectively. At December 31, 2017 and 2016, the Company had net operating loss ("NOL") carry-forwards for state income purposes approximating $26,508,562 and $7,798,749 respectively. These losses are available for future years and expire through 2036.

The deferred tax asset at December 31, 2017 and 2016 is summarized as follows:

	December 31, 2017	December 31, 2016
Net operating loss & credit carry forwards	$7,897,392	$10,315,734
Inventory obsolescence reserve	77,993	117,616
Accrued wages, related party	1,216,954	867,078
Accrued interest – convertible debt, related party	290,845	438,606
Depreciation and amortization	(125,749)	3,687
Other tax adjustments	3,566	4,527
Deferred Revenue	(4,626)	-
Valuation allowance	(9,356,375)	(11,747,248)
	$-	$-

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards and other temporary differences of approximately $9,356,375 and $11,747,248 at December 31, 2017 and 2016, respectively, due to the uncertainty of realizing the future tax benefits.  The decrease and increase in valuation allowances for the years ended December 31, 2017 and 2016 of approximately ($2,390,872) and $2,404,868, respectively, are primarily attributable to the Company's net operating loss during the years then ended, true ups for state NOLs and credit carryforwards, and then the rate change associated with Tax Cuts and Jobs Act.

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for (benefit from) income taxes for the years ended December 31, 2017 and 2016, respectively:

	2017	2016
Tax (benefit) at the US statutory rate of 22%	$2,390,872	$(2,453,379)
Change in valuation allowance	(2,390,872)	2,453,379
	$-	$-

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes."  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2017 and 2016, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2017 and 2016.

The tax years 2017, 2016, 2015, and 2014 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 14 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported.  Management has determined that other than as disclosed below, there were no additional reportable subsequent events to be disclosed.

Equity

On January 3, 2018, the Company issued an aggregate 547,000 shares of the Company's common stock valued at $333,670 or $0.61 per share in conjunction with a consulting contracts.

Notes Payable

On January 31, 2018, the Company issued a $100,000 convertible note bearing interest at 8% per annum.  The note matures on January 31, 2019 and is convertible into the Company's Series B Preferred Shares at a price of $0.32 per share at the holder's request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 312,500 shares of the company's common stock at an exercise price of $0.32 per share.

On January 31, 2018, the Company issued a $500,000 convertible note bearing interest at 8% per annum.  The note matures on January 31, 2019 and is convertible into the Company's Series B Preferred Shares at a price of $0.32 per share at the holder's request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 1,562,500 shares of the company's common stock at an exercise price of $0.32 per share.

On February 23, 2018, the Company issued a $1,000,000 convertible note bearing interest at 8% per annum.  The note matures on February 28, 2019 and is convertible into the Company's Series B Preferred Shares at a price of $0.32 per share at the holder's request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the company's common stock at an exercise price of $0.32 per share.

On February 27, 2018, the Company issued a $1,000,000 convertible note bearing interest at 8% per annum.  The note matures on February 28, 2019 and is convertible into the Company's Series B Preferred Shares at a price of $0.32 per share at the holder's request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the company's common stock at an exercise price of $0.32 per share.

Legal proceedings

On March 29, 2018, AltEnergy Cyber, LLC's legal action against the company was dismissed through a motion for summary judgement in the Connecticut Superior Court.