Form 10-Q
period 2018-03-31
BlackRidge Technology International, Inc.
filed 2018-05-15
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
☐
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X . No ☐      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐ .
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	.☐.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(aq) of the Exchange Act.  Yes☐    No X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐      . No X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 15, 2018
Common Capital Voting Stock, $0.001 par value per share	77,922,902 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

March 31, 2018

C O N T E N T S

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets
Cash	$300,438	$421,869
Accounts receivable	115,925	217,380
Inventory	41,580	40,408
Prepaid expenses	396,058	361,642
Total Current Assets	854,001	1,041,299

Property and equipment, net	85,426	87,628
Intangible assets, net	7,502,518	7,043,644
Total Assets	$8,441,945	$8,172,571

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,935,128	$2,633,610
Accounts payable and accrued expenses – related party	28,179	68,060
Accrued interest	101,848	59,545
Accrued interest – related party	218,563	180,066
Advances – related party	140,000	65,000
Wages payable	2,440,078	2,133,210
Deferred revenue	5,573	8,760
Short-term notes payable	50,232	50,232
Short term notes payable – related party	350,657	-
Current portion of long term debt	400,000	400,000
Convertible notes, short term	9,552	-
Convertible notes, short term – related party	521,172	521,172
Total Current Liabilities	7,200,982	6,119,655

Noncurrent Liabilities
Contingent liability	37,500	37,500
Notes payable	266,658	366,658
Convertible notes, long term, net of discounts	111,641	80,404
Total Liabilities	7,616,781	6,604,217

Stockholders' Equity
Preferred Stock, Par Value $.001, 10,000,000 shares authorized; 3,594,610 and 3,639,783 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3,595	3,640
Common Stock, Par Value $.001, 200,000,000 shares authorized; 77,922,902 and 77,063,171 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	77,923	77,063
Additional paid-in capital	53,874,800	51,384,027
Accumulated deficit	(53,131,154)	(49,896,376)
Subscription payable	-	-
Total Stockholders' Equity	825,164	1,568,354
Total Liabilities and Stockholders' Equity	$8,441,945	$8,172,571

See accompanying notes to the unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017

Revenue	$3,188	$28,741
Cost of Goods Sold	50	-
Gross Profit	3,138	28,741

Operating Expenses:
Engineering	39,814	40,239
General and administrative	3,058,623	1,556,509
Total operating expenses	3,098,437	1,596,748

Loss From Operations	(3,095,299)	(1,568,007)

Other Income (Expense)
Interest expense	(100,982)	(65,742)
Interest expense – related party	(38,497)	(160,838)
Total other income (expense)	(139,479)	(226,580)

Net Loss Before Income Taxes	(3,234,778)	(1,794,587)

Income Tax	-	-

Net Loss From Continuing Operations	(3,234,778)	(1,794,587)

Discontinued Operations
Loss on disposal of discontinued operations	-	(484,927)
Loss from discontinued operations	-	(8,737)
Loss on discontinued operations	-	(493,664)

Net Loss	$(3,234,778)	$(2,288,251)

Loss From Continuing Operations per Common Share - Basic and Diluted	$(0.04)	$(0.11)
Loss From Discontinued Operations per Common Share - Basic and Diluted	$-	(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	78,092,929	17,046,510

See accompanying notes to the unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(3,234,778)	$(2,288,251)
Net loss from discontinued operations	-	493,664
Net loss from continuing operations	(3,234,778)	(1,794,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,332	75,193
Amortization of debt discounts	57,951	29,002
Warrants issued in conjunction with advances	-	27,945
Common stock issued in conjunction with contracts	123,670	-
Share based compensation	101,413	-
Changes in operating assets and liabilities:
Accounts receivable	101,455	(3,540)
Inventory	(1,172)	-
Prepaid expenses	(34,416)	(55,300)
Accounts payable	301,518	323,513
Accounts payable – related party	(39,881)	63,140
Accrued interest	42,303	7,790
Accrued interest – related party	38,497	161,544
Deferred revenue	(3,187)	(251)
Wages payable	283,530	246,233
Net Cash Used in Operating Activities, Continuing Operations	(2,141,765)	(919,318)
Net Cash Provided by Operating Activities, Discontinued Operations	-	45,028
Net Cash Used in Operating Activities	(2,141,765)	(874,290)

Cash Flows From Investing Activities
Proceeds from business acquisition	-	10,559
Purchases of intangible assets	(554,666)	(150,570)
Net Cash Used in Investing Activities, Continuing Operations	(554,666)	(140,011)
Net Cash Used in Investing Activities, Discontinued Operations	-	-
Net Cash Used in Investing Activities	(554,666)	(140,011)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	2,747,572
Proceeds from sale of preferred stock	-	275,000
Proceeds from short term notes – related party	500,000	-
Proceeds from subscriptions payable	-	20,000
Proceeds from issuance of short term convertible notes	2,100,000	100,000
Proceeds from advances	-	40,000
Proceeds from advances – related party	75,000	50,000
Repayments on long term debt	(100,000)	(122,229)
Net Cash Provided by Financing Activities, Continuing Operations	2,575,000	3,110,343
Net Cash Used in Financing Activities, Discontinued Operations	-	(54,735)
Net Cash Provided by Financing Activities	2,575,000	3,055,608

Net Increase (Decrease) In Cash	(121,431)	2,041,307
Cash, Beginning of Period	421,869	57,033
Cash, End of Period	$300,438	$2,098,340

Non-Cash Investing and Financing Activities
Wages payable included in capitalized intangible assets	$23,338	$119,588
Common stock converted to preferred stock	$-	$500
Preferred stock converted to common stock	$536	$-
Business acquisition	$-	$483,957
Warrants issued in conjunction with debt agreements	$1,219,524	$31,002
Warrants issued and expensed in conjunction with advances	$-	$27,945
Beneficial conversion features	$1,046,982	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$728	$2,445
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

On October 13, 2017, the Company formed a new business subsidiary called BlackRidge Secure Services to work with partners on Secure Supervisory Control and Data Acquisition Systems ("SCADA") infrastructure and to design and deliver secure systems using BlackRidge Technology products for use by the utilities industry.

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

Basis of Presentation – The accompanying consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of March 31, 2018 as well as the consolidated results of operations and cash flows for the three months ended March 31, 2018 and 2017 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2017.

Interim Financial Statements – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the SEC.

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

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.  At March 31, 2018, the Company did not have any cash balances in excess of FDIC insured limits.  At December 31, 2017, the Company had cash balances in excess of FDIC insured limits of $169,751.

Significant customers are those which represent more than 10% of the Company's revenue for each period presented, or the Company's accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,
Customers	2018	2017	2018	2017
Customer A	37%	90%	-	-
Customer B	63%	9%	-	-

Inventory - Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.  When market value is determined to be less than cost, the Company records an allowance for obsolescence.  The company's inventory assets at March 31, 2018 and December 31, 2017 consisted primarily of hardware appliances valued as follows:

	As of March 31, 2018	As of December 31, 2017
Inventory	$377,235	$376,063
Less: allowance for obsolescence	(335,655)	(335,655)
	$41,580	$40,408

Revenue Recognition - We account for product revenue in accordance with Accounting Standards Codification 606, Revenue Recognition, and all related interpretations.  Revenue is recognized when the following criteria are met:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
• Recognition of revenue when, or as, we satisfy performance obligation

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

Recently Issued Accounting Standards - From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

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

NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three months ended March 31, 2018 the Company incurred a net loss of $3,234,778 and inception to date losses are equal to $53,131,154.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – INTANGIBLE ASSETS
During the three months ended March 31, 2018 and 2017, the Company capitalized $578,004 and $119,588, respectively, towards the development of software, intellectual property, and patent expenses.

The Company amortizes these costs over their related useful lives (approximately 7 to 20 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company recorded amortization of $119,130 and $75,193 related to intangible assets during the three months ended March 31, 2018 and 2017, respectively.

NOTE 4 – NOTES PAYABLE

Short term notes

At March 31, 2018 and December 31, 2017, the Company had outstanding short-term debt totaling $50,232, respectively.  These notes bear interest at the rates of between 10% and 12% annually and have maturity dates ranging from January 1, 2012 through December 31, 2014.  As some of these notes have exceeded their initial maturity dates, they are subject to the default interest rate of 18% per annum.

The following table summarizes the Company's short-term notes payable for the three months ended March 31, 2018 and the year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Beginning Balance	$50,232	$89,221
Notes acquired in business acquisition	-	208,811
Repayments – continuing operations	-	(38,989)
Repayments – discontinued operations	-	(53,132)
Notes divested in disposal of discontinued operations	-	(155,679)
Ending Balance	$50,232	$50,232

Short term notes – related party

On January 31, 2018, the Company's Chief Technology Officer and significant shareholder invested $500,000 via a one year note bearing interest at 8% annually.  In conjunction with this note, the Company issued 5 year detachable warrants to purchase 1,562,500 shares of the Company's common stock at the rate of $0.50 per share.  These warrants were valued at $172,542 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.  At March 31, 2018, the Company has accrued interest for this note in the amount of $6,466 which is included in accrued interest – related party on the Company's consolidated balance sheets. The note carries a default rate of 18% for any principal not paid by the maturity date.

Long term notes

On November 2, 2016 the Company entered into settlement agreements with two holders of convertible debt and other payables in which the Company agreed to issue new long-term debt agreements as settlement of amounts due.  Pursuant to these agreements, the Company issued two non-interest bearing $600,000 notes payable in 36 equal monthly installments of $16,667 beginning on January 1, 2017 and maturing on December 1, 2019.

The following table summarizes the Company's long-term notes payable for the three months ended March 31, 2018 and the year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Beginning Balance	$766,658	$1,200,000
Notes acquired in business acquisition	-	136,830
Repayments – continuing operations	(100,000)	(433,342)
Repayments – discontinued operations	-	(1,603)
Notes divested in disposal of discontinued operations	-	(135,227)
Ending Balance	$666,658	$766,658
Short Term Portion of Long Term Debt	$400,000	$400,000
Long Term Debt	$266,658	$366,658

NOTE 5 – CONVERTIBLE NOTES

Short term convertible notes

On January 31, 2018, the Company issued a $100,000 convertible note bearing interest at 9% per annum.  The note matures on February 29, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $46,991 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 312,500 shares of the company's common stock at an exercise price of $0.32 per share.  The warrants were valued at $46,991 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.  At March 31, 2018, the principal balance was still outstanding and is included on the Company's consolidated balance sheets net of discounts at $9,491. The Company had accrued interest for this note in the amount of $1,293, which is included in accrued interest on the Company's consolidated balance sheets.

On February 23, 2018, the Company issued a $1,000,000 convertible note bearing interest at 9% per annum.  The note matures on February 29, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $459,447 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the company's common stock at an exercise price of $0.32 per share.  The warrants were valued at $540,553 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.  At March 31, 2018, the principal balance was still outstanding and is included on the Company's consolidated balance sheets net of discounts at $33. The Company had accrued interest for this note in the amount of $7,890, which is included in accrued interest on the Company's consolidated balance sheets.

On February 27, 2018, the Company issued an additional $1,000,000 convertible note bearing interest at 9% per annum.  The note matures on February 29, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $458,756 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the company's common stock at an exercise price of $0.32 per share.  The warrants were valued at $541,244 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.   At March 31, 2018, the principal balance was still outstanding and is included on the Company's consolidated balance sheets net of discounts at $28.  The Company had accrued interest for this note in the amount of $7,014, which is included in accrued interest on the Company's consolidated balance sheets.

Short term convertible notes – related party

On October 31, 2013, the Company agreed to convert balances owed to the Company's Corporate Council (as defined below) in the amount of $183,172 into a 42 month convertible note bearing interest at 12% annually and convertible into 203,525 shares of convertible preferred stock at the rate of $0.90 per share.  At March 31, 2018 and December 31, 2017, the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $151,070 and $136,469, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets.  The note carries a default rate of 18% for any principal not paid by the maturity date.

On November 30, 2015, the Company's Chief Technology Officer and significant shareholder invested $101,000 via a one year convertible note bearing interest at 12% annually and convertible into 112,223 shares of Series A convertible preferred stock at the rate of $0.90 per share.  At March 31, 2018 and December 31, 2017, the Company has accrued interest for this note in the amount of $61,027 and $17,431, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets. The note carries a default rate of 18% for any principal not paid by the maturity date.

Long term convertible notes
On December 21, 2017, the Company issued a $150,000 convertible note bearing interest at 8% per annum.  The note matures on December 31, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $69,935 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 468,750 shares of the company's common stock at an exercise price of $0.32 per share.  The warrants were valued at $69,935 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.  At March 31, 2018 and December 31, 2017, the principal balance was still outstanding and is included on the Company's consolidated balance sheets net of discounts at $14,603 and $10,521, respectively.  The Company had accrued interest for this note in the amount of $3,288 and $329, respectively, which is included in accrued interest on the Company's consolidated balance sheets.

On December 22, 2017, the Company issued a $1,000,000 convertible note bearing interest at 8% per annum.  The note matures on December 31, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $466,230 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the company's common stock at an exercise price of $0.32 per share.  The warrants were valued at $466,230 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.  At March 31, 2018 and December 31, 2017, the principal balance was still outstanding and is included on the Company's consolidated balance sheets net of discounts at $97,038 and $69,883, respectively, and the Company had accrued interest for this note in the amount of $21,699 and $1,973, respectively, which is included in accrued interest on the Company's consolidated balance sheets.

Long term convertible notes – related party

During 2011 to 2014, the Company's Chief Technology Officer and significant shareholder of the Company loaned a total of $2,673,200 to the Company.  On October 1, 2014, all prior notes including accrued interest were combined into a single $3,712,637 convertible note bearing interest at 12% annually and convertible into 4,125,154 shares of Series A preferred stock at the rate of $0.90 per share.  On November 9, 2017, the Company converted the note and accrued interest of $1,665,991 into 10,757,254 shares of the Company's common stock at a conversion rate of $0.50 per share.  The Company also issued a 5 year warrant to purchase an additional 5,378,627 shares of the Company s common stock at a purchase price of $0.50 per share as further consideration for this conversion.  The Company recognized a loss on extinguishment of debt related to this transaction of $913,238.

Convertible debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company's common stock at the conversion prices and terms discussed above. The Company has determined that any embedded conversion options do not possess a beneficial conversion feature, and therefore has not separately accounted for their value.

The following table summarizes the Company's convertible notes payable for the three months ended March 31, 2018 and the year ended December 31, 2017:

	March 31, 2018	December 31, 2016
Beginning Balance	$601,576	$3,996,810
Proceeds from issuance of convertible notes, net of issuance discounts	6,036	146,669
Proceeds from issuance of convertible notes – related party	-	237,000
Repayments	-	(100,000)
Conversion of notes payable into common stock	-	(3,712,638)
Amortization of discounts	34,752	33,735
Ending Balance	$642,364	$601,576
Convertible notes, short term	$2,100,000	$-
Convertible notes, long term	$1,150,000	$1,150,000
Convertible notes, short term – related party	$521,172	$521,172
Debt discounts	$3,128,808	$1,069,596

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Rent expense was $74,737 and $51,378 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, future minimum lease payments are as follows:

Year Ending December 31,
2018 (nine months)	$206,461
2019	259,851
2021	209,559
2021	214,107
2022	218,654
2023 and thereafter	18,569
Total minimum lease payments	$1,127,201

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

Contingent Liability

On October 15, 2011, the Company entered into an agreement with a consultant by which the consultant's invoices for the previous four months would be accrued as a liability to be paid out upon (a) the Company's successful raising of $10,000,000 in capital funding, or (b) the Company reaching total revenues of $10,000,000.  The Company has a balance due under this agreement of $37,500 at March 31, 2018 and December 31, 2017, respectively.

Legal Proceedings

On December 2, 2016, AltEnergy Cyber, LLC ("Plaintiff") instituted a legal action in Connecticut against the Company and Robert Zahm.  The complaint alleged that (i) the Company improperly extended the maturity date of the Plaintiff's convertible note in the amount of $1,500,000 and (ii) improperly converted the loan into the Company's stock. The Complaint alleges that the Company is liable to the Plaintiff for $4,500,000 plus interest.  This litigation is still ongoing.   During the year ended December 31, 2017, Robert Zahm was dismissed from the proceedings for lack of personal jurisdiction.  On March 29, 2018, the AltEnergy Cyber, LLC's legal action was dismissed through a motion for summary judgement.  As of the date of this filing, the appeal period has expired and it is the Company's belief that this matter is fully resolved through the dismissal.

NOTE 7 ‑ RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018, the Company incurred interest expense on notes to related parties in the aggregate amount of $38,497 (see Note 5 – Convertible Notes).

Accounts payable related party

At March 31, 2018 and December 31, 2017, the Company had a balance in related party accounts payable of $28,179 and $68,060, respectively, which consisted of the following:

			March 31,	December 31,
Party Name:	Relationship:	Nature of transactions:	2018	2017
John Hayes	Chief Technology Officer	Expense reimbursement	$22,179	$55,254
Robert Graham	Chairman and Chief Executive Officer	Expense reimbursement	-	6,806
Robert Graham	Chairman and Chief Executive Officer	Rent	6,000	6,000
			$28,179	$68,060

Advances related party

During the three months ended March 31, 2018, the Company received advances of $50,000 from Mag Ventures, a company controlled by Tom Bruderman, a director and shareholder.  These advances are included in Advances – related party on the Company's Balance sheet.

During the three months ended March 31, 2018, the Company received advances of $25,000 from J. Allen Kosowsky, a director and shareholder.  These advances are included in Advances – related party on the Company's Balance sheet.

At March 31, 2018 and December 31, 2017, the Company had a balance in related party advances of $140,000 and $65,000, respectively, which consisted of the following:

		December 31,	December 31,
Party Name:	Relationship:	2017	2016
J Allen Kosowsky	Director	$25,000	$-
Thomas Bruderman	Director and significant shareholder	115,000	65,000
		$140,000	$65,000

NOTE 8 ‑ STOCKHOLDERS' EQUITY

The Company has authorized 200 million shares of common stock, par value $.001 per share, and 10 million shares of preferred stock, par value $.001 per share.  Each share of the Company's preferred stock is convertible into 10 shares of common stock, subject to adjustment, has voting rights equal to its common stock equivalent, 7% cumulative dividend rights, and has liquidation rights that entitle the recipient to the receipt of net assets on a pro-rata basis.  The Company has 77,922,902 and 77,047,617 common shares issued and outstanding and 3,594,610 and 3,639,783 Series A preferred shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018, the Company issued an aggregate 624,166 shares of the Company's common stock pursuant to consulting contracts valued at $363,670, or and average of  $0.58 per share.

During the three months ended March 31, 2018, the Company converted an aggregate 45,173 shares of the Company's preferred stock into 535,565 shares of the Company's common stock after receiving conversion exercises from multiple preferred stockholders.

On March 30, 2018, a contractor rescinded a provision in its contract for common stock payments, and returned 300,000 shares previously issued to them during 2017.  The Company retired the returned shares and recaptured the original $240,000 expensed when the shares were issued.

NOTE 9 – SHARE BASED COMPENSATION

During the year ended December 31, 2017, the Company issued 5,570,000 5 year options to purchase common stock to employees and directors under the 2017 Stock Incentive Plan.  The options were valued at $1,557,089 using the Black-Scholes pricing model.  As of March 31, 2018, the total unrecognized expense for unvested share based compensation was $1,345,576.  The 2017 Stock Incentive Plan allows for a maximum 25,000,000 shares to be issued, of which 19,430,000 shares remain available for issuance as of March 31, 2018.
The activity of options granted to during the three months ended March 31, 2018 is as follows:

	Employee and Director Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Grant Date Fair Value	Intrinsic Value
Beginning Balance – December 31, 2017	5,570,000	$0.60	4.65 years	$0.28
Granted	-
Exercised	-
Cancelled	-
Ending Balance – March 31, 2018	5,570,000	$0.60	4.4 years	$0.28	$15,113
Exercisable options	755,648	$0.60	4.4 years	$0.28	$15,113

The weighted average fair value per option issued during the year ended December 31, 2017 was $0.28.

The following table summarizes non-vested option activity during the three months ended March 31, 2018;

	Non-Vested Options	Weighted Average Grant Date Fair Value
Beginning Balance – December 31, 2017	5,177,042	$0.28
Granted	-
Vested	(362,690)
Forfeited	-
Ending Balance – March 31, 2018	4,814,352	$0.28

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

Notes Payable

Between April and May 2018, the Company issued aggregate convertible notes to several investors payable in the aggregate amount of $3,500,000.  These notes bear interest in the amount of 9% per annum and are convertible into shares of Series B Preferred Stock at a price per share of $0.32.  In addition, the Company issued an aggregate 10,937,500 warrants to purchase shares of the Company's common stock at a price per share of $0.25 in conjunction with these notes.

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

General

BlackRidge Technology International, Inc., formerly known as Grote Molen, Inc., ("we," "us," "our," the "Company" or "BlackRidge") was incorporated under the laws of the State of Nevada on March 15, 2004.

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

In the government markets, BlackRidge sells its standard commercial products through a wholly owned subsidiary, BlackRidge Technology Government, to government resellers, integrators and contractors who resell to the Department of Defense (DOD) and civilian agencies. BlackRidge has been involved with the DOD for over six years, including our initial product development funding which was provided by the U.S. DOD. The BlackRidge products have been designed for several large DOD programs and they have been extensively tested and validated for use by the Defense Information Systems Agency ("DISA") labs. The timing of the DOD adoption of BlackRidge products depends on approval of budgets and final product testing approvals from DISA. BlackRidge Government revenue is net of government discounts, contracting fees, and channel and service partner discounts.

The BlackRidge OEM and service provider partnership strategy is to make targeted investments to capitalize on opportunities in specific market segments such as the industrial IoT, blockchain networks, and cloud solution providers. For these markets and our partners, BlackRidge TAC can be deployed as an integrated or embedded capability in the partners' equipment and vertical market solutions, and sold and supported by our partner. BlackRidge provides unique, integrated identity-based cyber defense for these OEM products or service offerings that provides their end user customer with a competitive market advantage in the face of today's advanced cyber threats. Revenue from OEM offerings flows from embedded product licensing fees and support fees that are somewhat unique to each OEM offering.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at March 31, 2018 and December 31, 2017.

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

Revenue Recognition

Revenue is recognized when the following criteria are met:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy performance obligation

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

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of March 31, 2018 and December 31, 2017, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Sales

Total sales during the three months ended March 31, 2018 were $3,188, as compared to sales during the three months ended September 30, 2017 of $28,741, a decrease of $25,553.  This decrease was due to a reduction in one-time sales.  Management believes historical sales not to be indicative of future expectations due to our historically limited business operations.  We believe that future sales will be significantly increased as we market our new suite of products.

Operating Expenses

Our selling, general and administrative expenses were $3,098,437 for the three months ended March 31, 2018, compared to $1,596,748 for the three months ended March 31, 2017, an increase of $1,501,689, or approximately 94%.  The increase in selling, general and administrative expenses in the current year is primarily attributable to an approximate $125,000 increase in non-cash expenses related to stock issuances for consulting contracts, an approximate $170,000 increase in professional fees, an approximate $890,000 in salaries and wages related to our increase in hiring since the previous year's quarter and an increase of approximately $100,000 in employee stock share based compensation.

Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $139,479 and $226,580 for the three months ended March 31, 2018 and 2017, respectively.  The decrease in interest expense of $87,101 in the current year is attributable primarily to the conversion of approximately $3.2 million of convertible debt into equity during the prior year.

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

Liquidity and Capital Resources

At March 31, 2018, we had total current assets of $854,001, including cash of $300,438, and current liabilities of $7,200,982, resulting in working capital deficit of $6,346,981.  Our current assets and working capital included receivables of $115,925, inventory of $41,580 and prepaid expenses of $396,058.

In addition, as March 31, 2018, we had total stockholders' equity of $825,164.  As we have worked toward our acquisition and new product launches, we have primarily financed recent operations, the development of technologies, and the payment of expenses through the issuance of our debt, common stock, preferred stock and warrants.

For the three months ended March 31, 2018, net cash used in operating activities was $2,141,765, as a result of our net loss from continued operations of $3,234,778 and increases in inventory of $1,172, prepaid expenses of $34,416, and decreases in deferred revenue of $3,187, accounts payable and accrued expenses – related party of $39,881, partially offset by non-cash expenses totaling $404,366, and increases in accounts payable and accrued expenses of $301,518, accrued interest of $42,303, accrued interest - related party of $38,497, wages payable of $283,530, and a decrease in accounts receivable of $101,455.

By comparison, for the three months ended March 31, 2017, net cash used in operating activities was $874,290, as a result of our net loss from continued operations of $1,794,587 and increases in accounts receivable of $3,540, prepaid expenses of $55,300, and decreases in deferred revenue of $251, partially offset by non-cash expenses totaling $132,140, and increases in accounts payable and accrued expenses of $323,513, accounts payable and accrued expenses – related party of $63,140, accrued interest of $7,790, accrued interest - related party of $161,544, wages payable of $246,233, loss from discontinued operation of $493,664 and cash flows from discontinued operations of $45,028.

Cash used in investing activities for the three months ended March 31, 2018 was $554,666 compared to $140,011 for the three months ended March 31, 2017.  The increase in the current period is due primarily to an increase in capitalized engineering costs related to the Company's technology development.

For the three months ended March 31, 2018, net cash provided by financing activities was $2,575,000, comprised of proceeds from the sale short term notes – related party of $500,000, short term notes of $2,100,000 and advances – related party of $75,000, partially offset by the repayments of long-term notes of $100,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls over Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of September 30, 2017, the end of the period covered by this report.  Based upon that evaluation, we have concluded that our disclosure controls and procedures as of March 31, 2018 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

None

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 2, 2016, AltEnergy Cyber, LLC ("Plaintiff") instituted a legal action in Connecticut against the Company and Robert Zahm.  The complaint alleged that (i) the company improperly extended the maturity date of the Plaintiff's convertible note in the amount of $1,500,000 and (ii) improperly converted the loan into the Company's stock. The Complaint alleges that the Company is liable to the Plaintiff for the $4,500,000 plus interest.  This litigation is still ongoing.  During the year ended December 31, 2017, Robert Zahm was dismissed from the proceedings for lack of personal jurisdiction.  On March 29, 2018, the AltEnergy Cyber, LLC's legal action was dismissed through a motion for summary judgement.  As of the date of this filing, the appeal period has expired and it is the Company's belief that this matter is fully resolved through the dismissal.

Item 1A. Risk Factors
Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company issued an aggregate 624,166 shares of the Company's common stock pursuant to consulting contracts valued at $363,670, or an average of $0.58 per share.

On March 30, 2018, a contractor rescinded a provision in its contract for common stock payments, and returned 300,000 shares previously issued to them during 2017.  The Company retired the returned shares and recaptured the original $240,000 expensed when the shares were issued.

During the three months ended March 31, 2018, the Company converted an aggregate 45,173 shares of the Company's preferred stock into 535,565 shares of the Company's common stock after receiving conversion exercises from multiple preferred stockholders.

We believe that the foregoing transactions were exempt from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended ("the Act"), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was an "accredited investor" (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

We believe the foregoing transaction was exempt from the registration requirements under Section 3(a)(9) of the Act. No commission or other remuneration is paid or given directly or indirectly for such exchange other than the surrender and cancellation of the Company's preferred stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Identification of Exhibit

3.1	Amended and Restated Articles of Incorporation (1)

10.1	Form of convertible note issued January 31, 2018

10.2	Form of note issued January 31, 2018

10.3	Form of note issued February 23, 2018 and February 28, 2018

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

(1)	Incorporated by reference to the Company's June 30, 2017 Report on Form 10-Q filed August 14, 2017.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
(Issuer)

Date:	May 15, 2018	By:	/s/ Robert Graham
Robert Graham, Chief Executive Officer and President

Date:	May 15, 2018	By:	/s/ John Bluher
John Bluher, Chief Financial Officer