Form 10-Q
period 2018-06-30
BlackRidge Technology International, Inc.
filed 2018-08-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No  ☐.

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

Large accelerated filer	☐	Accelerated filer	☐.☐
Non-accelerated filer	☐ . (Do not check if a smaller reporting company)	Smaller reporting company	X .
Emerging growth company	X ..

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes☐      . No X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ . No X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

Class	Outstanding as of August XX, 2018
Common Stock, $0.001 par value per share	83,396,165 shares

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions including, without limitation, statements regarding (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may," "would," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets" or similar expressions. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

Readers are cautioned that forward-looking statements involve numerous inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the areas in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets
Cash	$25,333	$421,869
Accounts receivable	207,948	217,380
Inventory	56,003	40,408
Prepaid expenses	425,852	361,642
Total Current Assets	715,136	1,041,299

Property and equipment, net	83,224	87,628
Intangible assets, net	7,995,791	7,043,644
Total Assets	$8,794,151	$8,172,571

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,774,017	$2,633,610
Accounts payable and accrued expenses – related party	50,846	68,060
Accrued interest	193,478	59,545
Accrued interest – related party	262,030	180,066
Advances – related party	115,000	65,000
Wages payable	2,450,068	2,133,210
Deferred revenue	3,070	8,760
Short-term notes payable	45,232	50,232
Short term notes payable – related party	389,685	-
Current portion of long term debt	400,000	400,000
Convertible notes, short term	20,392	-
Convertible notes, short term – related party	521,172	521,172
Total Current Liabilities	7,224,990	6,119,655

Noncurrent Liabilities
Contingent liability	37,500	37,500
Notes payable	166,658	366,658
Convertible notes, long term, net of discounts	20,338	80,404
Total Liabilities	7,449,486	6,604,217

Stockholders' Equity
Preferred Stock, Par Value $0.001, 10,000,000 shares authorized; 3,594,610 and 3,639,783 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3,595	3,640
Common Stock, Par Value $0.001, 200,000,000 shares authorized; 83,396,165 and 77,063,171 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	83,396	77,063
Additional paid-in capital	58,027,102	51,384,027
Accumulated deficit	(56,769,428)	(49,896,376)
Total Stockholders' Equity	1,344,665	1,568,354
Total Liabilities and Stockholders' Equity	$8,794,151	$8,172,571

See accompanying notes to the unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues	$66,826	$8,961	$70,014	$37,702
Cost of Goods Sold	-	258	50	258
Gross Profit	66,826	8,703	69,964	37,444

Operating Expenses:
Engineering	5,593	25,884	35,344	66,123
Sales and marketing	154	42,127	154	42,127
General and administrative	3,361,620	3,499,788	6,430,306	5,056,297
Total operating expenses	3,367,367	3,567,799	6,465,804	5,164,547

Loss From Operations	(3,300,541)	(3,559,096)	(6,395,840)	(5,127,103)

Other Income (Expense)
Interest income	1	-	1	-
Loss on extinguishment of debt	(95,804)	-	(95,804)	-
Interest expense	(198,463)	(6,866)	(299,445)	(72,608)
Interest expense – related party	(43,467)	(173,653)	(81,964)	(334,491)
Total other income (expense)	(337,733)	(180,519)	(477,212)	(407,099)

Net Loss Before Income Taxes	(3,638,274)	(3,739,615)	(6,873,052)	(5,534,202)

Income Tax	-	-	-	-

Net Loss From Continuing Operations	(3,638,274)	(3,739,615)	(6,873,052)	(5,534,202)

Discontinued Operations
Loss on disposal of discontinued operations	-	-	-	(484,927)
Loss from discontinued operations	-	-	-	(8,737)
Loss on discontinued operations	-	-	-	(493,664)

Net Loss	$(3,638,274)	$(3,739,615)	$(6,873,052)	$(6,027,866)

Loss From Continuing Operations per Common Share - Basic and Diluted	$(0.04)	$(0.12)	$(0.09)	$(0.23)
Loss From Discontinued Operations per Common Share - Basic and Diluted	$-	$-	$-	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	81,032,234	31,035,764	79,570,701	24,079,781

See accompanying notes to the unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(6,873,052)	$(6,027,866)
Net loss from discontinued operations	-	493,664
Net loss from continuing operations	(6,873,052)	(5,534,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,358	163,196
Amortization of debt discounts	128,503	31,002
Warrants issued in conjunction with advances	-	27,945
Common stock issued in conjunction with contracts	413,669	-
Share based compensation	208,124	-
Loss on extinguishment of debt	95,804	-
Changes in operating assets and liabilities:
Accounts receivable	9,432	-
Inventory	(15,595)	(14,731)
Prepaid expenses	(64,210)	(96,675)
Accounts payable	140,407	72,260
Accounts payable – related party	(17,214)	(231,181)
Accrued interest	162,207	1,210
Accrued interest – related party	81,964	334,491
Deferred revenue	(5,690)	(4,893)
Wages payable	293,520	2,156,317
Net Cash Used in Operating Activities, Continuing Operations	(5,183,773)	(3,095,261)
Net Cash Provided by Operating Activities, Discontinued Operations	-	45,028
Net Cash Used in Operating Activities	(5,183,773)	(3,050,233)

Cash Flows From Investing Activities
Proceeds from business acquisition	-	10,559
Purchases of intangible assets	(1,182,763)	(417,004)
Net Cash Used in Investing Activities, Continuing Operations	(1,182,763)	(406,445)
Net Cash Used in Investing Activities, Discontinued Operations	-	-
Net Cash Used in Investing Activities	(1,182,763)	(406,445)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	4,532,452
Proceeds from sale of preferred stock	-	275,000
Proceeds from short term notes – related party	500,000	-
Proceeds from subscriptions payable	-	20,000
Proceeds from issuance of short term convertible notes	5,600,000	100,000
Proceeds from advances – related party	75,000	115,000
Repayments of short term debt	(5,000)	(36,489)
Repayments on short term convertible notes		(100,000)
Repayments on long term debt	(200,000)	(233,342)
Net Cash Provided by Financing Activities, Continuing Operations	5,970,000	4,672,621
Net Cash Used in Financing Activities, Discontinued Operations	-	(54,735)
Net Cash Provided by Financing Activities	5,970,000	4,617,886

Net Increase (Decrease) In Cash	(396,536)	1,161,208
Cash, Beginning of Period	421,869	57,033
Cash, End of Period	$25,333	$1,218,241

Non-Cash Investing and Financing Activities
Wages payable included in capitalized intangible assets	$23,338	$225,105
Common stock converted to preferred stock	$-	$500
Preferred stock converted to common stock	$536	$-
Business acquisition	$-	$483,957
Warrants issued in conjunction with debt agreements	$3,039,654	$31,002
Warrants issued and expensed in conjunction with advances	$-	$27,945
Beneficial conversion features	$2,867,112	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,735	$14,597
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

Basis of Presentation – The accompanying consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of June 30, 2018 as well as the consolidated results of operations and cash flows for the three and six months ended June 30, 2018 and 2017 in accordance with U.S. generally accepted accounting principles.  The results of operations for any interim period are not necessarily indicative of the results expected for the full year.  The interim consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2017.

Interim Financial Statements – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the SEC.

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

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.  At June 30, 2018, the Company did not have any cash balances in excess of FDIC insured limits.  At December 31, 2017, the Company had cash balances in excess of FDIC insured limits of $169,751.

Significant customers are those which represent more than 10% of the Company's revenue for each period presented, or the Company's accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue		Accounts Receivable
	Six Months Ended June 30,		June 30,
Customers	2018	2017	2018	2017
Customer A	13%	78%	3%	-%
Customer B	84%	-%	28%	-%
Customer C	-%	13%	-%	-%

	Revenue
	Three Months Ended June 30,
Customers	2018	2017
Customer A	11%	38%
Customer B	88%	-%
Customer C	-%	33%
Customer D	-%	28%

Inventory - Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.  When market value is determined to be less than cost, the Company records an allowance for obsolescence.  The company's inventory assets at June 30, 2018 and December 31, 2017 consisted primarily of hardware appliances valued as follows:

	As of June 30, 2018	As of December 31, 2017
Inventory	$391,658	$376,063
Less: allowance for obsolescence	(335,655)	(335,655)
	$56,003	$40,408

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

NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six months ended June 30, 2018, the Company incurred a net loss of $6,873,052 and inception to date losses are equal to $56,769,428.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – INTANGIBLE ASSETS
During the six months ended June 30, 2018 and 2017, the Company capitalized $1,206,101 and $642,109, respectively, towards the development of software, intellectual property, and patent expenses.

The Company amortizes these costs over their related useful lives (approximately 7 to 20 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company recorded amortization of $253,954 and $163,196 related to intangible assets during the six months ended June 30, 2018 and 2017, respectively.

NOTE 4 – NOTES PAYABLE

Short term notes

At June 30, 2018 and December 31, 2017, the Company had outstanding short-term debt totaling $45,232 and $50,232, respectively.  These notes bear interest at the rates of between 10% and 12% annually and have maturity dates ranging from January 1, 2012 through December 31, 2014.  As some of these notes have exceeded their initial maturity dates, they are subject to the default interest rate of 15% per annum.

The following table summarizes the Company's short-term notes payable for the six months ended June 30, 2018 and the year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Beginning Balance	$50,232	$89,221
Notes acquired in business acquisition	-	208,811
Repayments – continuing operations	(5,000)	(38,989)
Repayments – discontinued operations	-	(53,132)
Notes divested in disposal of discontinued operations	-	(155,679)
Ending Balance	$45,232	$50,232

Short term notes – related party

On January 31, 2018, the Company's Chief Technology Officer and significant shareholder invested $500,000 via a one year note bearing interest at 8% annually.  In conjunction with this note, the Company issued 5 year detachable warrants to purchase 1,562,500 shares of the Company's common stock at $0.50 per share.  These warrants were valued at $172,542 using the Black-Scholes pricing model and were recorded as a discount to the note.  At June 30, 2018, the Company has accrued interest for this note in the amount of $16,438 which is included in accrued interest – related party on the Company's consolidated balance sheets. The note carries a default rate of 18% for any principal not paid by the maturity date.

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

The following table summarizes the Company's long-term notes payable for the six months ended June 30, 2018 and the year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Beginning Balance	$766,658	$1,200,000
Notes acquired in business acquisition	-	136,830
Repayments – continuing operations	(200,000)	(433,342)
Repayments – discontinued operations	-	(1,603)
Notes divested in disposal of discontinued operations	-	(135,227)
Ending Balance	$566,658	$766,658
Short Term Portion of Long Term Debt	$400,000	$400,000
Long Term Debt	$166,658	$366,658

NOTE 5 – CONVERTIBLE NOTES

Short term convertible notes

On January 31, 2018, the Company issued a $100,000 convertible note bearing interest at 9% per annum.  The note matures on February 28, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $46,991 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 312,500 shares of the Company's common stock at an exercise price of $0.32 per share.  The warrants were valued at $46,991 using the Black-Scholes pricing model and were recorded as a discount to the note.  At June 30, 2018, the principal balance was still outstanding and is included on the Company's consolidated balance sheets net of discounts at $19,131. The Company had accrued interest for this note in the amount of $3,288, which is included in accrued interest on the Company's consolidated balance sheets.

On February 23, 2018, the Company issued a $1,000,000 convertible note bearing interest at 9% per annum.  The note matures on February 29, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $459,447 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the company's common stock at an exercise price of $0.32 per share.  The warrants were valued at $540,553 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement.  At June 30, 2018, the principal balance was still outstanding and is included on the Company's consolidated balance sheets net of discounts at $544. The Company had accrued interest for this note in the amount of $27,836, which is included in accrued interest on the Company's consolidated balance sheets.

On February 27, 2018, the Company issued a $1,000,000 convertible note bearing interest at 9% per annum.  The note matures on February 29, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $458,756 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the company's common stock at an exercise price of $0.32 per share.  The warrants were valued at $541,244 using the Black-Scholes pricing model and were recorded as a discount to the note.   At June 30, 2018, the principal balance was still outstanding and is included on the Company's consolidated balance sheets net of discounts at $484.  The Company had accrued interest for this note in the amount of $26,959, which is included in accrued interest on the Company's consolidated balance sheets.

On April 18, 2018, the Company issued a $2,000,000 convertible note bearing interest at 9% per annum.  The note matures on April 30, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $915,856 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 6,250,000 shares of the company's common stock at an exercise price of $0.25 per share.  The warrants were valued at $1,084,144 using the Black-Scholes pricing model and were recorded as a discount to the note.   As additional consideration for this note, the Company issued an aggregate 4,670,138 shares of the Company's common stock.  Because the value of this stock exceeded the net value after the above discounts, the Company recorded the value of the consideration to additional paid in capital.  At June 30, 2018, the principal balance was still outstanding and is included on the Company's consolidated balance sheets net of discounts at $124.  The Company had accrued interest for this note in the amount of $36,000, which is included in accrued interest on the Company's consolidated balance sheets.

On May 4, 2018, the Company issued an aggregate $1,500,000 in convertible notes bearing interest at 9% per annum.  These notes mature on May 31, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the notes to contain a beneficial conversion feature valued at $685,856 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the note.  The noteholders were also granted detachable 5 year warrants to purchase an aggregate of 4,687,500 shares of the company's common stock at an exercise price of $0.25 per share.  The warrants were valued at $814,144 using the Black-Scholes pricing model and were recorded as a discount to the debt agreements.   At June 30, 2018, the principal balances were still outstanding and is included on the Company's consolidated balance sheets net of discounts at an aggregate $59.  The Company had accrued interest for these notes in the amount of $21,082, which is included in accrued interest on the Company's consolidated balance sheets.

On May 9, 2018, the Company issued a $1,028,274 convertible note bearing interest at 9% per annum as replacement for a $1,000,000 note plus accrued interest of $28,274 (see long term convertible notes section of this note).  The note matures on May 31, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $484,684 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,213,356 shares of the company's common stock at an exercise price of $0.25 per share.  The warrants were valued at $543,590 using the Black-Scholes pricing model and were recorded as a discount to the note.   At June 30, 2018, the principal balance was still outstanding and is included on the Company's consolidated balance sheets net of discounts at $50.  The Company had accrued interest for this note in the amount of $13,184, which is included in accrued interest on the Company's consolidated balance sheets.

Short term convertible notes – related party

On October 31, 2013, the Company agreed to convert balances owed to the Company's corporate counsel in the amount of $183,172 into a 42 month convertible note bearing interest at 12% annually and convertible into 203,525 shares of convertible preferred stock at the rate of $0.90 per share.  At June 30, 2018 and December 31, 2017, the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $166,338 and $136,469, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets.  The note carries a default rate of 18% for any principal not paid by the maturity date.

On November 30, 2015, the Company's Chief Technology Officer and significant shareholder invested $101,000 via a one year convertible note bearing interest at 12% annually and convertible into 112,223 shares of Series A convertible preferred stock at the rate of $0.90 per share.  At June 30, 2018 and December 31, 2017, the Company had accrued interest for this note in the amount of $79,254 and $43,579, respectively, which is included in accrued interest – related party on the Company's consolidated balance sheets. The note carries a default rate of 18% for the principal not paid by the maturity date.

Long term convertible notes
On December 21, 2017, the Company issued a $150,000 convertible note bearing interest at 8% per annum.  The note matures on December 31, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $69,935 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 468,750 shares of the company's common stock at an exercise price of $0.32 per share.  The warrants were valued at $69,935 using the Black-Scholes pricing model and were recorded as a discount to the note.  At June 30, 2018 and December 31, 2017, the principal balance was still outstanding and is included on the Company's consolidated balance sheets net of discounts at $20,338 and $10,521, respectively.  The Company had accrued interest for this note in the amount of $6,279 and $329, respectively, which is included in accrued interest on the Company's consolidated balance sheets.

On December 22, 2017, the Company issued a $1,000,000 convertible note bearing interest at 8% per annum.  The note matures on December 31, 2019 and is convertible into the Company's Series B Preferred Stock at a price of $0.32 per share at the holder's request.  The Company has determined the note to contain a beneficial conversion feature valued at $466,230 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the company's common stock at an exercise price of $0.32 per share.  The warrants were valued at $466,230 using the Black-Scholes pricing model and were recorded as a discount to the note.  On May 9, 2018, this note along with $28,274 was renegotiated into a new short term convertible note and the warrants associated with the original note were cancelled.  The newly negotiated note included an additional warrant benefit valued at $95,803 which was recorded as a loss on extinguishment of debt.

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

The following table summarizes the Company's convertible notes payable for the six months ended June 30, 2018 and the year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Beginning Balance	$601,576	$3,996,810
Proceeds from issuance of convertible notes, net of issuance discounts	6,067	146,669
Proceeds from issuance of convertible notes – related party	-	237,000
Repayments	-	(100,000)
Restructuring of debt	(112,017)	-
Conversion of notes payable into common stock	-	(3,712,638)
Amortization of discounts	66,276	33,735
Ending Balance	$561,902	$601,576
Convertible notes, short term	$6,628,274	$-
Convertible notes, long term	$150,000	$1,150,000
Convertible notes, short term – related party	$521,172	$521,172
Debt discounts	$6,737,544	$1,069,596

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

The Company also leases office space under a 23 month operating lease which expires during August 2019. The amounts reflected in the table below are for the aggregate future minimum lease payments under the non-cancelable facility operating leases.  Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term.

The Company also leases approximately 202 square feet of office space under a 12 month operating lease which originally expired in 2016.  The lease was renewed to May 2019, and is renewable at the Company's option annually at a flat monthly amount of $400.  The amounts reflected in the table below are for the aggregate future minimum lease payments under the non-cancelable facility operating leases.

Rent expense was $155,474 and $93,756 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, future minimum lease payments are as follows:

Year Ending December 31,
2018 (six months)	$131,676
2019	259,851
2021	209,559
2021	214,107
2022	218,654
2023 and thereafter	18,569
Total minimum lease payments	$1,052,416

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

Contingent Liability

On October 15, 2011, the Company entered into an agreement with a consultant by which the consultant's invoices for the previous four months would be accrued as a liability to be paid out upon (a) the Company's successful raising of $10,000,000 in capital funding, or (b) the Company reaching total revenues of $10,000,000.  The Company has a balance due under this agreement of $37,500 at June 30, 2018 and December 31, 2017, respectively.

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

NOTE 7 ‑ RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company incurred interest expense on notes to related parties in the aggregate amount of $81,964 (see Note 4 – Short term notes – related party & Note 5 – Convertible Notes).

Accounts payable related party

At June 30, 2018 and December 31, 2017, the Company had a balance in related party accounts payable of $50,846 and $68,060, respectively, which consisted of the following:

			June 30,	December 31,
Party Name:	Relationship:	Nature of transactions:	2018	2017
John Hayes	Chief Technology Officer	Expense reimbursement	$50,124	$55,254
Robert Graham	Chairman and Chief Executive Officer	Expense reimbursement	722	6,806
Robert Graham	Chairman and Chief Executive Officer	Rent	-	6,000
			$50,846	$68,060

Advances related party

During the six months ended June 30, 2018, the Company received advances of $50,000 from Mag Ventures, a company controlled by Tom Bruderman, a director and shareholder.  These advances are included in Advances – related party on the Company's balance sheet.

During the six months ended June 30, 2018, the Company received advances of $25,000 from J. Allen Kosowsky, a director and shareholder.  These advances were converted into 78,125 shares of the Company's common stock at a price of $0.32 per share on June 13, 2018.

At June 30, 2018 and December 31, 2017, the Company had a balance in related party advances of $115,000 and $65,000, respectively, which consisted of the following:

		June 30,	December 31,
Party Name:	Relationship:	2018	2017
J Allen Kosowsky	Director	$-	$-
Thomas Bruderman	Director and significant shareholder	115,000	65,000
		$115,000	$65,000

NOTE 8 ‑ STOCKHOLDERS' EQUITY

The Company is authorized to issue 200 million shares of common stock, par value $0.001 per share, and 10 million shares of preferred stock, par value $0.0001 per share.  Each share of the Company's preferred stock was originally convertible into 10 shares of common stock, subject to adjustment, has voting rights equal to its common stock equivalent, 7% cumulative dividend rights, and has liquidation rights that entitle the recipient to the receipt of net assets on a pro-rata basis.  The Company has 83,396,165 and 77,063,171 common shares issued and outstanding and 3,594,610 and 3,639,783 Series A preferred shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018, the Company issued an aggregate 1,049,166 shares of the Company's common stock pursuant to consulting contracts valued at $533,670, or an average of $0.51 per share.

During the six months ended June 30, 2018, the Company converted an aggregate 45,173 shares of the Company's Series A preferred stock into 535,565 shares of the Company's common stock after receiving conversion exercises from multiple preferred stockholders.

On March 30, 2018, a contractor rescinded a provision in its contract for common stock payments, and returned 300,000 shares previously issued to it during 2017.  The Company retired the returned shares and recaptured the original $240,000 expensed when the shares were issued.

On June 11, 2018, the Company issued 300,000 shares of the Company's common stock valued at $120,000 as a signing bonus to an employee.

On June 13, 2018, the Company converted a $25,000 advance from related party and Director J Allen Kosowsky into 78,125, shares of the Company's common stock at a price of $0.32 per share (see Note 7 – Related Party Transactions).

NOTE 9 – SHARE BASED COMPENSATION

During the year ended December 31, 2017, the Company issued 5-year options to purchase 5,570,000 shares of common stock to employees and directors under the 2017 Stock Incentive Plan.  The options were valued at $1,557,089 using the Black-Scholes pricing model.  During the six months ended June 30, 2018, the Company issued 5-year options to purchase 1,090,880 shares of common stock to an employee under the 2017 Stock Incentive Plan, and cancelled 277,173 unvested options.  The issued options were valued at $104,828 using the Black-Scholes pricing model.  As of June 30, 2018, the total unrecognized expense for unvested share based compensation was $1,265,783.  The 2017 Stock Incentive Plan allows for a maximum 25,000,000 shares to be issued, of which 18,616,293 shares remain available for issuance as of June 30, 2018.
The activity of options granted to during the six months ended June 30, 2018 is as follows:

	Employee and Director Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Grant Date Fair Value	Intrinsic Value
Beginning Balance – December 31, 2017	5,570,000	$0.60	5 years	$0.28
Granted	1,090,880	$0.60	5 years	$0.10
Exercised	-
Cancelled	(277,173)	$0.60	4.33 years	$0.28
Ending Balance – June 30, 2018	6,383,707	$0.60	4.18 years	$0.25	$-
Exercisable options	1,137,369	$0.60	4.07 years	$0.28	$-

The weighted average fair value per option issued during the six months ended June 30, 2018 and the year ended December 31, 2017 was $0.10 and $0.28, respectively.

The following table summarizes non-vested option activity during the six months ended June 30, 2018:

	Non-Vested Options	Weighted Average Grant Date Fair Value
Beginning Balance – December 31, 2017	5,177,042	$0.28
Granted	1,090,880	$0.10
Vested	(744,411)
Forfeited	(277,173)
Ending Balance – June 30, 2018	5,246,338	$0.25

NOTE 10 – BUSINESS ACQUISITION

On September 6, 2016, the Company and BlackRidge Technology International, Inc., a Delaware corporation entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") originally dated as of September 6, 2016, and amended on February 22, 2017 to update the number of common shares, warrants, and options granted and outstanding as of the closing date.

On February 22, 2017, we, through our wholly-owned subsidiary, completed the actions contemplated by the Reorganization Agreement pursuant to which our wholly-owned subsidiary merged with and into BlackRidge Technology International, Inc. ("BlackRidge-DE") with BlackRidge-DE continuing as the surviving corporation ("Reorganization"). Upon completion of the Reorganization, we issued 3,783,791 shares of our newly designated Series A preferred stock and 12,825,683 shares of common stock to the stockholders of BlackRidge-DE in exchange for all the issued and outstanding shares of Series A Preferred Stock and common stock of BlackRidge.  Additionally, certain stockholders of BlackRidge returned for cancellation a total of 16,284,330 shares of our common stock.  Upon the completion of the Reorganization, BlackRidge-DE became a wholly-owned subsidiary of the Company and the Company had a total of 3,783,791 shares of Series A preferred stock and 21,790,683 shares of common stock outstanding, with the former BlackRidge-DE stockholders owning 3,783,791 shares or 100% of Series A preferred stock and 12,825,683 shares or approximately 58.9% of common stock.  Upon completion of the Reorganization, we also had outstanding warrants entitling the holders to acquire a total of 18,541,579 shares of the Company's common stock at an average exercise price of $0.46 per share.  The Reorganization resulted in a change of control of the Company.  For accounting purposes, BlackRidge-DE was treated as the acquirer and the historical financial statements of BlackRidge-DE became the Company's historical financial statements.  The acquisition is intended to constitute a tax-free reorganization pursuant to the applicable provisions of the Internal Revenue Code of 1986, as amended.

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

Notes Payable

In July 2018, the Company issued convertible notes to several investors payable in the aggregate amount of $432,000.  These notes bear interest in the amount of 9% per annum and are convertible into shares of Series B preferred stock at a price per share of $0.32.  In addition, the Company issued an aggregate 1,728,000 warrants to purchase shares of the Company's common stock at a price per share of $0.25 in conjunction with these notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

BlackRidge Technology International, Inc., formerly known as Grote Molen, Inc., ("we," "us," "our," the "Company" or "BlackRidge") was incorporated under the laws of the State of Nevada on March 15, 2004.  On February 22, 2017, Grote Merger Co., our wholly-owned subsidiary, merged with and into BlackRidge Technology International, Inc. ("BlackRidge-DE") with BlackRidge-DE continuing as the surviving corporation.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at June 30, 2018 and December 31, 2017.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the six months ended June 30, 2018 and 2017.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of June 30, 2018 and December 31, 2017, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Sales

Total sales during the three months ended June 30, 2018 were $66,826, as compared to sales during the three months ended June 30, 2017 of $8,961, an increase of $57,865 or approximately 646%.  This increase was primarily due to a single contract  during the current period.  Management believes historical sales not to be indicative of future expectations due to our historically limited business operations.  We believe that future sales will be significantly increased as we market our new suite of products.

Operating Expenses

Our selling, general and administrative expenses were $3,367,367 for the three months ended June 30, 2018, compared to $3,567,799 for the three months ended June 30, 2017, a decrease of $200,432, or approximately 6%.  The decrease in selling, general and administrative expenses in the current period is primarily attributable to an approximate $290,000 increase in non-cash expenses related to stock issuances for consulting contracts, an approximate $120,000 increase in depreciation and amortization and an increase of approximately $110,000 in employee stock share based compensation, partially offset by an approximate $670,000 decrease in professional fees and an approximate $325,000 decrease in salaries and wages.

Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $241,930 and $180,519 for the three months ended June 30, 2018 and 2017, respectively.  The increase in interest expense of $61,411 in the current year is attributable primarily to an increase in debt financing during the current quarter.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Sales

Total sales during the six months ended June 30, 2018 were $70,014, as compared to sales during the six months ended June 30, 2017 of $37,702, an increase of $32,312, or approximately 86%.  This increase was primarily due to a single contract during the current period.  Management believes historical sales not to be indicative of future expectations due to our historically limited business operations.  We believe that future sales will be significantly increased as we market our new suite of products.

Operating Expenses

Our selling, general and administrative expenses were $6,465,804 for the six months ended June 30, 2018, compared to $5,164,547 for the six months ended June 30, 2017, an increase of $1,301,257, or approximately 25%.  The increase in selling, general and administrative expenses in the current period is primarily attributable to an approximate $415,000 increase in non-cash expenses related to stock issuances for consulting contracts, an approximate $570,000 in salaries and wages related to our increase in hiring since the previous year's quarter, an increase of approximately $210,000 in employee stock share based compensation and an approximate $195,000 increase in depreciation and amortization partially offset by an approximate $500,000 decrease in professional fees.

Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $381,409 and $407,099 for the six months ended June 30, 2018 and 2017, respectively.  The decrease in interest expense of $25,690 in the current year is attributable primarily to the conversion of approximately $3.2 million of convertible debt into equity during the prior year, partially offset by added debt financing during the current year.

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

Liquidity and Capital Resources

At June 30, 2018, we had total current assets of $715,136, including cash of $25,333, and current liabilities of $7,224,990, resulting in working capital deficit of $6,509,854.  Our current assets and working capital included receivables of $207,948, inventory of $56,003 and prepaid expenses of $425,852.

In addition, as June 30, 2018, we had total stockholders' equity of $1,344,665.  As we have worked toward our acquisition and new product launches, we have primarily financed recent operations, the development of technologies, and the payment of expenses through the issuance of our debt, common stock, preferred stock and warrants.

For the six months ended June 30, 2018, net cash used in operating activities was $5,183,773, as a result of our net loss from continued operations of $6,873,052 and increases in inventory of $15,595, prepaid expenses of $64,210, and decreases in deferred revenue of $5,690, accounts payable and accrued expenses – related party of $17,214, partially offset by non-cash expenses totaling $1,104,458, and increases in accounts payable and accrued expenses of $140,407, accrued interest of $162,207, accrued interest - related party of $81,964, wages payable of $293,520, and a decrease in accounts receivable of $9,432.

By comparison, for the six months ended June 30, 2017, net cash used in operating activities was $3,050,233, as a result of our net loss from continued operations of $5,534,202 and increases in inventory of $14,731, prepaid expenses of $96,675, and decreases in deferred revenue of $4893, accounts payable and accrued expenses – related party of $231,181, partially offset by non-cash expenses totaling $222,143, and increases in accounts payable and accrued expenses of $72,260, accrued interest of $1,210, accrued interest - related party of $334,491, wages payable of $2,256,317, loss from discontinued operation of $493,664 and cash flows from discontinued operations of $45,028.

Cash used in investing activities for the six months ended June 30, 2018 was $1,182,763 compared to $406,445 for the six months ended June 30, 2017.  The increase in the current period is due primarily to an increase in capitalized engineering costs related to the Company's technology development.

For the six months ended June 30, 2018, net cash provided by financing activities was $5,970,000, comprised of proceeds from the sale short term notes – related party of $500,000, short term notes of $5,600,000 and advances – related party of $75,000, partially offset by repayments of short term notes of $5,000 and repayments of long-term notes of $200,000.

For the six months ended June 30, 2017, net cash provided by financing activities was $4,617,886, comprised of proceeds from the sale of common stock of $4,532,452, preferred stock of $275,000 and subscriptions payable of $20,000, proceeds from short term notes of $100,000 and advances – related party of $115,000, partially offset by the repayment of short-term notes of $36,489, repayments of short-term convertible notes of $100,000, repayments of long-term notes of $233,342 and cash outflows from discontinued operations of $54,735.

Based on our current business plan, we anticipate that our operating activities will use approximately $500,000 in cash per month over the next twelve months, or $6 million. Currently we do not have enough cash on hand to fully implement our business plan, and will require additional funds within the next year. We believe that our operations will not begin to generate significant cash flows until the fourth quarter of 2018 when we expect to begin new product contracts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls over Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of June 30, 2018, the end of the period covered by this report.  Based upon that evaluation, we have concluded that our disclosure controls and procedures as of June 30, 2018 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018, the Company issued an aggregate 1,049,166 shares of the Company's common stock pursuant to consulting contracts valued at $533,670, or an average of $0.51 per share.

During the six months ended June 30, 2018, the Company converted an aggregate 45,173 shares of the Company's preferred stock into 535,565 shares of the Company's common stock after receiving conversion exercises from multiple preferred stockholders.

On March 30, 2018, a contractor rescinded a provision in its contract for common stock payments, and returned 300,000 shares previously issued to them during 2017.  The Company retired the returned shares and recaptured the original $240,000 expensed when the shares were issued.

On June 11, 2018, the Company issued 300,000 shares of the Company's stock valued at $120,000 as a signing bonus to an employee.

On June 13, 2018, the Company converted an $25,000 advance from related party and Director J Allen Kosowsky into 78,125, shares of the Company's common stock at a price of $0.32 per share (see Note 7 – Related Party Transactions).

We believe that the foregoing transactions were exempt from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended ("the Act") and Rule 506(b) of Regulation D, based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was an "accredited investor" (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

We believe the foregoing transaction was exempt from the registration requirements under Section 3(a)(9) of the Act. No commission or other remuneration is paid or given directly or indirectly for such exchange other than the surrender and cancellation of the Company's preferred stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Identification of Exhibit

4.1	Form of convertible note *

10.1	Form of warrant *

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
(Issuer)

Date:	August 14, 2018	By:	/s/ Robert Graham
Robert Graham, Chief Executive Officer and President

Date:	August 14, 2018	By:	/s/ John Bluher
John Bluher, Chief Financial Officer