Form 10-K
period 2018-12-31
BlackRidge Technology International, Inc.
filed 2019-04-15
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-K
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of June 30, 2018, based on the $0.35 closing bid price quoted on the OTCQB, the aggregate market value of the 50,835,353 shares held by non-affiliates was approximately $17,792,374.
Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
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
As of April 11, 2019, there were 96,872,725 shares of the issuer’s common stock outstanding.
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
None.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2018
		PAGE
	PART I

Item 1.	Business	4

Item 1A.	Risk Factors	11

Item 1B.	Unresolved Staff Comments	25

Item 2.	Properties	25

Item 3.	Legal Proceedings	25

Item 4.	Mine Safety Disclosures	25

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

Item 6.	Selected Financial Data	28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 8.	Financial Statements and Supplementary Data	34

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34

Item 9A.	Controls and Procedures	34

Item 9B.	Other Information	35

	PART III	37

Item 10.	Directors, Executive Officers and Corporate Governance	36

Item 11.	Executive Compensation	38

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39

Item 13.	Certain Relationships and Related Transactions, and Director Independence	41

Item 14.	Principal Accounting Fees and Services	41

Item 15.	Exhibits, Financial Statement Schedules	42

Item 16.	Form 10-K Summary	42

	SIGNATURES	43

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Part I

Item 1.  Business

Reorganization Agreement

On September 6, 2016, BlackRidge Technology International, Inc. and BlackRidge Technology Holdings, Inc., a Delaware corporation (the “Company”, or “BlackRidge”), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") originally dated as of September 6, 2016 and amended on February 22, 2017 to update the number of common shares, warrants, and options granted and outstanding as of the closing date.

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation (“Reorganization”). Upon completion of the Agreement, we issued 3,783,791 shares of our newly designated Series A Preferred Stock and 12,825,683 shares of Common Stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Additionally, certain stockholders of the Company returned for cancellation a total of 16,284,330 shares of our Common Stock.  Upon the completion of the Reorganization, BlackRidge became a wholly-owned subsidiary of the Company and the Company had a total of 3,783,791 shares of Series A Preferred Stock and 21,790,683 shares of Common Stock outstanding, with the former BlackRidge stockholders owning 3,783,791 shares or 100% of Series A Preferred Stock and 12,825,683 shares or approximately 58.9% of Common Stock.  Upon completion of the Reorganization, we also had outstanding warrants entitling the holders to acquire a total of 18,541,579 shares of the Company's Common Stock at an average exercise price of $0.46 per share.  The Reorganization resulted in a change of control of the Company.  For accounting purposes, BlackRidge will be treated as the acquirer and the historical financial statements of BlackRidge will become the Company's historical financial statements.  The acquisition is intended to constitute a tax-free reorganization pursuant to the applicable provisions of the Internal Revenue Code of 1986, as amended.

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

On July 2, 2017, the Company filed Restated Articles with the Secretary of State of Nevada to, among other things, change the Company’s name to BlackRidge Technology International, Inc.

Overview

BlackRidge Technology International Inc., a Nevada company, headquartered in Reno Nevada, was incorporated in April 2010 under the name “Grote Molen, Inc.” to commercialize its military grade and patented network security technology.

BlackRidge develops and markets next generation cyber defense solutions that enables our customers to deliver more secure and resilient business services in today’s rapidly evolving cyber threat environments. Our network, server, IoT and cloud security products are based on our patented Transport Access Control technology and are designed to isolate, cloak and protect cloud services, enterprise servers and Internet of Things (IoT) devices; and segment and segregate enterprise Information Technology (IT) and Operational Technology (OT) networks from cyber-attacks and unauthenticated access. BlackRidge products are used in enterprise and government computing environments, the industrial IoT, critical infrastructure and other cloud service provider and network systems.

The general telephone number for BlackRidge is 1-855-807-8776 and our website is www.blackridge.us.

Business

The Company develops, markets and supports a family of products that provide a next generation cyber security solution for protecting enterprise networks and cloud services, and more recently, healthcare, industrial controls and critical infrastructure systems. With our patented technology, network connected devices and server resources located in the enterprise and datacenters, factory and hospital floors, and cloud systems are better protected, less expensive to protect, and less vulnerable to compromise from cyber-attacks and insider threats. We believe that our identity-based approach to cyber defense offers superior performance compared to legacy network security approaches and greatly reduces business risk and operational costs for organizations by eliminating malicious and unwanted traffic from their networks and systems.

BlackRidge and our partners sell network security products and solutions based on our proprietary BlackRidge Transport Access Control (TAC) software. BlackRidge “TAC” provides high throughput and low latency network security that operates pre-session, in real time, before other security defenses engage. BlackRidge products can be deployed inside an IT or OT network or a cloud to cloak and protect servers and IoT devices and segment networks, in front of existing security stacks to filter anonymous traffic, or as part of cloud or managed service provider or OEM (as defined below) solutions.

The Company believes its technology is first to market with an authenticated identity-based approach of addressing this implicit trust problem in networks, that is now commonly called “zero trust” network environments. BlackRidge TAC authenticates identity before allowing a network connection to proceed to ensure that only identified and authorized users are allowed to establish network connections.

Technology and Products

Our proprietary and patented technology, TAC, authenticates user or device identity and applies security policies across networks and cloud services before application sessions are established. Underlying BlackRidge TAC is our patented First Packet Authentication™ which conveys and authenticates identity in the "first packet" of a TCP network session request. This fundamental invention addresses the trust model in how the Internet operates: the inability to authenticate network traffic sources and network connections. Without authentication, unidentified and unauthorized users and devices can scan, probe and access networks and cloud services. This implicit trust security gap is exploited in all cyber-attacks through the process of network scanning and reconnaissance, and it has been further exposed and magnified by cloud services, mobile connectivity, and the IoT.

BlackRidge products provide advanced identity-based cyber defense capabilities compared to advanced firewalls and VPNs in applications such as network segmentation, software defined networks, and protecting cloud services, IoT, and critical infrastructure devices. BlackRidge conceals network resources from network mapping, reconnaissance and other forms of unauthorized access and attacks which cannot be blocked by advanced firewalls or malware detection systems. This significantly reduces their cyber-attack surface which is the ability for their systems to be found and attacked. Furthermore, unlike VPN and tunneling technologies that encrypt network traffic, our solution enables customers to continue to use their advanced analytical and machine learning tools. This is also important for Industrial Control Systems and IIoT environments that need to deploy advanced IoT analytics tools to support digital transformation and automation initiatives such as condition-based monitoring.

For Industrial IoT and critical infrastructure environments, BlackRidge products effectively let organizations establish end-to-end trust by transporting authenticated identity through the stack – across already installed sensors to clouds and IoT analytics servers – cost effectively and with minimal latency added to the network. This ability to add security to legacy or brownfield environments addresses the risk of the increasing attack surface from the convergence of Operational Technology with IT networks. Organizations tasked with operating and managing factory automation or critical infrastructure systems can now secure legacy equipment long shelf life and known vulnerabilities.

The BlackRidge solution is available in the following product configurations, with additional platform support and endpoints under development:

●	1U rack-mountable 1GbE or 10GbE network appliance;

●	1GbE fanless desktop appliance;

●	VMware ESXi™, KVM, and IBM z/VM® virtual appliances;

●	Amazon Web Services and Microsoft Azure cloud virtual appliances; and

●	Windows and Linux software endpoints; and

●	IoT endpoints and devices.

BlackRidge products are priced and licensed per gateway appliance or endpoint device, and on the total number of user and device identities supported in an implementation. We offer annual subscription pricing at a preferred rate with perpetual, enterprise site and Original Equipment Manufacturer (“OEM”) licensing also available. BlackRidge gateways can support up to 100,000 identities and 4,000,000 sessions, providing a highly scalable enterprise solution that operates with low latency and high throughput compared to current network security devices.

Network and cloud deployments options include deploying in-line as a network protection or segmentation device or logically inline for cloud deployments. BlackRidge’s software and systems are designed to be highly resilient and can be configured for high availability and failover. Deployment risk is addressed by monitoring and verifying security policies during deployment with progressive modes of bridge, monitor and audit, and then enforce policy; and by logging all policy enforcement actions.

Our products are protected by multiple U.S. Patents including "First Packet Authentication," "Concealing a Network Connected Device," "Digital Identity Authentication," and "Statistical Object Identification," and "Method for Directing Requests to Trusted Resources."

Support and Maintenance

BlackRidge offers standard and premium support to our end-customers and channel partners, where our channel partners typically deliver the initial or level one support and we provide the advanced or level two and three product support. The support for our end customers includes annual contracts for ongoing maintenance services for both hardware and software to receive software upgrades, bug fixes, and repairs. End customers typically purchase these services for a one year or longer term at the time of the initial product sale and typically renew for successive one year or longer periods.

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

Technology Alliance Partners

BlackRidge participates in an ecosystem of technology alliance partners such as Cisco Systems, Inc. and Juniper Networks, Inc to extend the breadth and depth of our products and partner solutions, and to help ease the complications that organizations face when implementing multi-layered security solutions. Our technology alliances facilitate integrated solution design, accelerate the implementation time to realize value, provide vertical industry knowledge and credibility, and enhance our role as a strategic security partner.

Markets, Customers and Distribution Channels

The BlackRidge network security and adaptive cyber defense solution is broadly applicable to virtually all enterprise, government and industrial control, and critical infrastructure or utility market segments. Whether deployed directly in a customer's environment or embedded as part of partner’s cloud service or solution, BlackRidge products provide a new level of cyber defense not available in the market today.

BlackRidge markets and sells its products to government and commercial users through multiple channels, including direct sales, integrator and reseller channel partners, cloud and managed service providers, and through strategic OEM partners. The initial sales focus and market entry strategy for BlackRidge was the U.S. Department of Defense, which is a key leverage point for the company's current commercial, government, and international sales efforts. Our customers and strategic technology partners include Cisco, Federal Resources, healthcare providers such as ImagineMed, IBM, I-NET, Marist College, Microsoft, National Instruments, Oracle, PTC, SafeLogic, Splunk, the U.S. Department of Defense, the U.S. Department of Energy, and VMware. Our global channel partners include Atrion, B&D Consulting, LRS IT Solutions, Network Runners, Nihon Cornet Technology, NTT AT, and Presidio.

Within the commercial markets, BlackRidge sells both direct and through our strategic partners to large enterprise accounts, and indirect through certain channel partners to specific verticals and international market segments. Our initial market entry strategy for the commercial market is to sell direct in order to establish customer references with large enterprises that have high security and compliance requirements.  These include more complex regulated enterprises such as Financial Services, Healthcare, Insurance, Manufacturing and Utility companies. Our channel partners are recruited to expand enterprise sales, commercializing specific vertical markets, and penetrating the international markets. Revenue from commercial sales includes subscription and perpetual product licensing fees, installation services, and annual support based on a standard price list.

In the government markets, BlackRidge sells its standard commercial products through a wholly owned subsidiary, BlackRidge Technology Government, to government resellers, integrators and contractors who resell to the Department of Defense (DOD) and civilian agencies. BlackRidge’s government revenue is net of government discounts, contracting fees, and channel and service partner discounts. BlackRidge has been involved with the DOD for over nine years, including our initial product development funding which was provided by the U.S. DOD. The BlackRidge products have been designed for several large DOD programs and they have been extensively tested and validated for use by the Defense Information Systems Agency (DISA) labs and other agencies.

In 2018 we achieved several significant product milestones with the DOD including receiving Federal Information Processing Standard 140-2 (FIPS 140-2) certification, and our TAC gateway was certified and added to the Department of Defense Information Network Approved Products List (DoDIN APL). This DoDIN APL designation identifies products that have completed interoperability and cyber security certification via a rigorous testing process, and it allows the DoD both domestic and abroad to purchase and operate BlackRidge products within DoD networks.

The BlackRidge OEM and service provider partnership strategy is to make targeted investments to capitalize on opportunities in specific market segments such as the industrial Internet of Things (IoT), blockchain networks, and cloud solution providers. For these markets and our partners, BlackRidge TAC can be deployed as an integrated or embedded capability in the partners' equipment and vertical market solutions and sold and supported by our partner. BlackRidge provides unique, integrated identity-based cyber defense for these OEM products or service offerings that provides their end user customer with a competitive market advantage in the face of today's advanced cyber threats. Revenue from OEM offerings flows from embedded product licensing fees and support fees and add-on product sales that are somewhat unique to each OEM offering.

Marketing and Product Management

Our marketing is focused on building our brand reputation and market awareness for our company and our unique technology capabilities and platform, driving customer demand and building a strong sales pipeline, and working with our channel and OEM partners to facilitate their sales efforts. Our marketing team consists of corporate marketing, product marketing and product management, digital marketing operations, and corporate communications. Marketing and product management activities include sales training and enablement, market and customer requirements, competitive market analysis, content creation for marketing programs, demand generation programs including digital marketing programs and trade shows and conferences, product launch activities, managing our corporate and investor website, social media, and press and analyst relations.

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

We continue to pursue research and development to improve our existing products. These improvements include making our products easier to manage, easier to deploy in large numbers, incorporating feedback from customers and partners for new market segments such as Industrial IoT, and improvements in our integrations with 3rd party products that communicate with BlackRidge products.

Our product development efforts release software with new features from time to time. When a new feature is significant enough, we produce a major software release.  In between major software releases, there may be one or more minor software releases that also introduce less significant new features.

Intellectual Property

BlackRidge focuses on developing patent protection for products it develops and for products and features that are anticipated. We constantly perfect and file new applications where appropriate.

The granted patents focus on the communication of identity tokens at the network layer (6,973,496, 8,346,951), combining identity authentication at different security layers (8,281,127, 8,635,445), insuring the integrity of token authentication (8,572,697, 9,973,499) and using identity to select amongst a set of trusted resources (9,118,644). The pending applications focus on extending the above protections (14/544,987, 15/732,282, 15/998,262), using network identity in a firewall (14/545,988) and making network routing policy decisions using identity (16/350,200).

As of release 4.0, our products use the technology described in patents 6,973,496, 8,346,951, 8,572,697 and 9,973,499 as well as technology described in some of our pending applications.  As we continue to add products and features, we will be incorporating technology described in additional patents and applications. All patents and completed applications are assigned to BlackRidge Technology Holdings, Inc.

Granted Patents

Concealing a Network Connected Device:  US Patent number 6,973,496, Patent Application U.S. Ser. No. 10/094,425. Filed 5 March 2002, Granted 6 December 2005, 1 Claim.

Method for Digital Identity Authentication: US Patent number 8,281,127, Patent Application U.S. Ser. No. 12/658,113. Filed 1 February 2010, Granted 2 October 2012, 20 Claims.

Method for First Packet Authentication:  US Patent number 8,346,951, Patent Application U.S. Ser. No. 11/242,637.  Filed 30 Sept 2005, Granted 1 January 2013, 25 Claims.

Method for Statistical Object Identification:  US Patent number 8,572,697, Patent Application U.S. Ser. No. 13/373,586.  Filed 18 November 2011, Granted 29 October 2013, 43 Claims.

Method for Digital Identity Authentication:  US Patent number 8,635,445, Patent Application U.S. Ser. No. 13/573,077.  Filed 16 August 2012, Divisional application of patent application No. 12/658,113, Granted 21 January 2014, 23 Claims.

Method for Directing Requests to Trusted Resource:  US Patent number 9,118,644, Patent Application U.S. Ser. No. 13/573,238.  Filed 30 August 2012, continuation-in-part of Patent 6,973,496 and Patent 8,572,697, Granted 25 August 2015, 27 Claims.

Method for Statistical Object Identification:  US Patent number 9,973,499, Patent Application U.S. Ser. No. 14/998,645, filed 16 January 2016, continuation-in-part of Patent 8,572,697, Granted 15 May 2018, 14 Claims.

Method for Using Authenticated Requests to Select Network Routes:  US Patent number 10,187,299, Patent Application U.S. Ser. No. 14/999,317, filed 22 April 2016, Granted 22 January 2019, 6 Claims.

Unpublished Pending Applications

U.S. Patent Applications are typically published by the patent office 18 months after filing.

Method for Network Security Using Statistical Object Identification Patent Application U.S. Ser. No. 14/544,987, filed 11 March 2015, continuation-in-part of Patent 8,572,697.

Method for Attribution Security System Patent Application U.S. Ser. No. 14/545,988, filed 13 July 2015.

Secure Time Communication System Patent Application U.S. Ser. No. 15/530,714, filed 16 February 2017.

Method for Statistical Object Generation Patent Application U.S. Ser. No. 15/732,282, filed 17 October 2017.

Secure Time Communication System Patent Application U.S. Ser. No. 15/932,843, filed 4 May 2018, continuation-in-part of application 15/530,714.

Method for Statistical Object Identification Patent Application U.S. Ser. No. 15/998,262, filed 24 July 2018, continuation-in-part of Patent 8,572,697.

Method for Using Authenticated Requests to Select Network Routes Patent Application U.S. Ser. No. 16/350,200, filed 11 October 2018, continuation-in-part of Patent 10,187,299.

Competition

BlackRidge TAC operates at the Transport Layer to provide a highly scalable, non-interactive authentication protocol that does not rely on signatures, sandboxing, or deep packet inspection of content. This provides key competitive differentiators including high through-put with very low latency, compatibility with existing network and security technologies, address and topology independent, ability to work with encrypted content, and it supports cloud environments with network address translation (NAT).

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

These companies may have numerous competitive advantages, including:

●	significantly greater name recognition;

●	established distribution networks;

●	more advanced technologies and product development;

●	additional lines of products, and the ability to offer rebates, higher discounts or incentives; and

●	greater experience in conducting research and development, manufacturing, and obtaining regulatory approval for products.

Our commercial success depends on our ability to compete effectively in product development areas such as, but not limited to, safety, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing products that are more effective than our cyber security technology, therefore rendering our products obsolete and noncompetitive.  Accordingly, in addition to our research and development efforts, we believe we need to create a public relations/advertising program designed to establish our “brand” name recognition; we intend to continue to develop and market our brand name pending commercialization of products, if any, we may derive from our research and development efforts.

Our strategy drives the marketing, distribution and public acceptance of any products we may derive from our research and development.  Competition with respect to our technologies is and will be based, among other things, on effectiveness, latency, reliability, availability, price, marketing, distribution and patent position. Another important factor will be the timing of market introduction of any new versions of the software or development of new products and cyber security solutions new markets such industrial control systems (ICS) and the Industrial IoT.

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

Cybersecurity Enterprise Risk Management

The BlackRidge cybersecurity Enterprise Risk Management (ERM) is an Office of Information Security (OIS) program comprised of established policies, procedures and controls.  The backbone of the program applies approved techniques to measure cyber risk and respond with controls to mitigate those risks.   Measurement of risk is executed by trained cyber security staff.  Each risk is calculated using industry norm values (Severity, Occurrence, Detection) which produces a Risk Priority Number (RPN).  The entire portfolio of risks is organized into a four-block configuration visibly denoting actions to Improve, Optimize, Monitor or Accept each individual risk.  The aggregate of risk visualization data is a dynamic representation for review by various corporate constituencies.

Current consumers of BlackRidge aggregated corporate cybersecurity program are Audit / Finance, CVP Internal Audit, CEO, BlackRidge ERM management team and the engineering group.  Each entity in turn provides specific feedback relative to the consumption of the data.  The feedback is used to normalize the data and subsequently provide inputs to design and implementation of controls to maintain risk at an acceptable corporate level.  As controls are applied continually, measurements and reevaluations are taken by the OIS team at various intervals across the spectrum of risk to ensure applied controls are effective and stabilizing to the agreed corporate risk tolerance.  The evolution of the OIS ERM program strives for the right balance of control to maintain security, while also providing continuous improvement to the BlackRidge Governance, Risk, Compliance and Security Programs.

Employees of BlackRidge

As of March 29, 2019, we have 49 full time and two part time employees.  We also engage a number of independent contractors as engineers, system architects, or developers. BlackRidge employees are not represented by unions and it considers its relationship with its employees to be good.

Item 1A.  Risk Factors

Risk Factors

BlackRidge has had operating losses each year since its inception, and may not achieve or maintain profitability in the future.

BlackRidge has incurred operating losses each year since its inception, including net losses of $17,150,967 and $15,345,644 for the years ended December 31, 2018 and 2017, respectively. Our operating expenses have increased as we have expanded our sales and marketing efforts and we continue to invest in research and development of our technologies. These efforts may be more costly in the future than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber-attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

BlackRidge audited financial statements contain a "going concern" qualification noting that during the year ended December 31, 2018, we incurred a net loss of $17,150,967 and inception to date losses are $67,047,343, which factors raise substantial doubt about our ability to continue as a going concern.

The independent registered public accounting firm for BlackRidge for the fiscal year ended December 31, 2018, has included an explanatory paragraph in their opinion that accompanies the BlackRidge audited consolidated financial statements as of and for the year ended December 31, 2018, indicating that we incurred a net loss of $17,150,967 and inception to date losses are $67,047,343, which factors raise substantial doubt about our ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The accompanying consolidated financial statements of BlackRidge do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

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

To the extent that BlackRidge's business plan relies on future access to financing, investors are incurring the risk of future dilution.

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

Competitors’ technologies may render our technologies obsolete

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

Any real or perceived defects, errors or vulnerabilities in our software, or any other failure of our software to detect an advanced threat, could result in:

●	a loss of existing or potential customers or channel partners;

●	delayed or lost revenue;

●	a delay in attaining, or the failure to attain, market acceptance;

●
the expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work around errors or defects, to address and eliminate vulnerabilities, or to identify and ramp up production with alternative third-party manufacturers;

●	an increase in warranty claims, or an increase in the cost of servicing warranty claims, either of which would adversely affect our gross margins;

●	harm to our reputation or brand; and

●	litigation, regulatory inquiries, or investigations that may be costly and further harm our reputation.

Our CEO and CTO have limited prior experience with government sales.

BlackRidge's business plan is, in part, to sell to government contractors, the Department of Defense and other "government" clients as well as to the commercial marketplace.   Mr. Graham, the Company's CEO and co-founder of BlackRidge has past experience in government sales and contracting groups. Mr. Hayes, the Company's CTO and co-founder of BlackRidge, has no prior experience selling to the government.   Government sales have several unique aspects which require a different approach than commercial sales and may have a longer sales cycle.  In order to mitigate this risk, we have hired proven professionals with experience selling to and contracting with the government, including a senior vice president with experience in government sales, and with appropriate security clearances to manage business in a classified environment.  We have also appointed an advisory council with experience in government sales, as well partnered with companies experienced in government contracts, including a retired Army General who headed up Army Cyber Command, and former senior executive from the office of SecDef who is an expert in supply chain risk management.

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

Our results of operations have varied significantly from period to period, and we expect that following the Reorganization, our results of operations will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	our ability to attract and retain new customers;

●	the budgeting cycles, seasonal buying patterns and purchasing practices of customers;

●	the timing of shipments of our products and length of our sales cycles;

●	changes in customer or reseller requirements or market needs;

●	changes in the growth rate of the IT security market, particularly the market for threat protection solutions like ours that target next-generation advanced cyber-attacks;

●
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of the IT security market, including consolidation among our customers or competitors;

●	the level of awareness of IT security threats, particularly advanced cyber-attacks, and the market adoption of our software;

●	deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;

●	our ability to successfully expand our business domestically and internationally;

●	reductions in customer renewal rates for our subscriptions;

●	decisions by organizations to purchase IT security solutions from larger, more established security vendors or from their primary IT equipment vendors;

●	changes in our pricing policies or those of our competitors;

●	any disruption in, or termination of, our relationship with channel partners;

●	decreases in our customers' subscription renewal rates;

●	our inability to fulfill our customers' orders due to supply chain delays or events that impact our manufacturers or their suppliers;

●
insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products, subscriptions and services, particularly our sole source suppliers, which could disrupt our supply chain;

●	the cost and potential outcomes of existing and future litigation;

●	seasonality in our business;

●	general economic conditions, both domestic and in our foreign markets;

●	future accounting pronouncements or changes in our accounting policies or practices;

●	the amount and timing of operating costs and capital expenditures related to the expansion of our business;

●	a change in our mix of products, subscriptions and services; and

●	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates.

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
Our competitors and potential competitors include large networking vendors that we are also partnering with such as Cisco Systems, Inc. and Juniper Networks, Inc. that may emulate or integrate features similar to ours into their own products; large companies such as Intel and HP that have acquired large IT security specialist vendors in recent years and have the technical and financial resources and broad customer bases needed to bring competitive solutions to the market; independent IT security vendors such as FireEye, Symantec, and Palo Alto Networks that offer products that claim to perform similar functions to our platform; and small and large companies that offer point solutions that compete with some of the features present in our platform. Other IT providers offer, and may continue to introduce, security features that compete with our platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

●	greater name recognition, longer operating histories and larger customer bases;

●	larger sales and marketing budgets and resources;

●	broader distribution and established relationships with channel and distribution partners and customers;

●	greater customer support resources;

●	greater resources to make acquisitions;

●	lower labor and research and development costs;

●	larger and more mature intellectual property portfolios; and

●	substantially greater financial, technical and other resources.

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

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our platform, is typically six to twelve months but can be more than a year. To the extent our competitors develop products that our prospective customers view as equivalent to ours, our average sales cycle may increase. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below our or analysts' expectations in a particular quarter, which could cause the price of our common stock to decline.

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

Our growth strategy is dependent, in part, upon increasing sales of our platform to large enterprises and governments. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

●	increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;

●
more stringent or costly requirements imposed upon us in our support service contracts with such customers, including stricter support response times and penalties for any failure to meet support requirements;

●	more complicated implementation processes;

●
longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that ultimately elects not to purchase our platform or purchases less than we hoped;

●	closer relationships with, and dependence upon, large technology companies who offer competitive products; and

●	more pressure for discounts and write-offs.

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

●
selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

●
government certification requirements applicable to our products may change and in doing so restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;

●
government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

●
we sell our software to governmental agencies through our indirect channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations; and

●
governments routinely investigate and audit government contractors' administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities.

●	Government and department of defense contracts can be changed and altered by the government at any time and therefore may not be completed as initially indicated or agreed.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

●	develop or enhance our products and subscriptions;

●	continue to expand our sales and marketing and research and development organizations;

●	acquire complementary technologies, products or businesses;

●	expand operations, in the United States or internationally;

●	hire, train and retain employees; or

●	respond to competitive pressures or unanticipated working capital requirements.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could negatively impact future tax expense.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock following the Reorganization may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

●	changes in how customers perceive the effectiveness of our platform in protecting against advanced cyber-attacks or other reputational harm;

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

●	fluctuations in the trading volume of our shares or the size of our public float;

●	actual or anticipated changes or fluctuations in our results of operations;

●	whether our results of operations meet the expectations of securities analysts or investors;

●	actual or anticipated changes in the expectations of investors or securities analysts;

●	litigation involving us, our industry, or both;

●	regulatory developments in the United States, foreign countries or both;

●	general economic conditions and trends;

●	major catastrophic events;

●	sales of large blocks of our common stock; or

●	departures of key personnel.

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

As a public company, we will be required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an "emerging growth company" as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

Our officers, directors and principal stockholders own a large percentage of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters.

As of December 31, 2018, our officers, directors and principal stockholders were deemed to the beneficial owners of approximately 58% of our issued and outstanding shares of Common Stock, including Series A Preferred Stock and warrants on an "as converted" basis.  As a result, such persons would be able to determine the outcome of any actions taken by us that require stockholder approval.  For example, they would be able to elect all of our directors and control the policies and practices of the Registrant.

We have the ability to issue additional shares of common stock and to issue shares of preferred stock without stockholder approval

The Company is authorized to issue up to 500,000,000 shares of Common Stock, 96,872,725 of which have been issued and are outstanding.  The Company is also authorized to issue up to 10,000,000 shares of Preferred Stock, 3,577 of which have been issued and 3,577,370 are outstanding, all of which have been designated as Series A Preferred Stock.  To the extent of such authorization, the officers of the Registrant have the ability, without seeking stockholder approval, to issue additional shares of Common Stock in the future for such consideration as they believe to be sufficient. The issuance of additional Common Stock in the future will reduce the proportionate ownership and voting power of the Registrant's current stockholders.

The shares of common stock available for sale in the future could adversely affect the market price for the Company’s common stock.

Of the 96,872,725 shares of Common Stock outstanding, approximately 83,400,000 shares are freely tradable if held by non-affiliates or eligible for resale under Rule 144 promulgated under the Securities Act of 1933, as amended, if held by affiliates.  Sales of substantial amounts of this Common Stock in the public market could adversely affect the market price for the Registrant's common stock.  The approximately 13,500,000 remaining shares will become available for sale under Rule 144 around within one year if held by non-affiliates, and the availability of those shares for sale could also adversely affect the market price for the Registrant's Common Stock.  In addition, the Registrant's outstanding shares of Series A Preferred Stock are convertible into shares of the Registrant's Common Stock at the rate of 10 shares (subject to certain anti-dilution adjustments) of Common Stock for each one share of Series A Preferred Stock.  If the Series A Preferred Stock is converted, and the shares are placed for sale, such sales could adversely affect the market price for the Registrant's Common Stock.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

BlackRidge’s corporate headquarters are located at 5390 Kietzke Lane, Reno, NV 89511, phone 1-855-807-8776. This office consists of approximately 7,579 square feet of office and laboratory space and is leased from a third party pursuant to a 62 month lease expiring during January 2023, which provides for rent at the initial rate of $16,674 per month plus reimbursement of the landlord’s costs for property taxes, insurance and common area maintenance, subject to increase on an annual basis.

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

BlackRidge also leases an engineering office at 100 Century Center Court, Suite 403, San Jose, CA 95112.  This office is leased from a third party pursuant to a 23 month lease expiring during August 2019, which provides for rent at a rate of $7,988 per month plus reimbursement of the landlord’s costs for property taxes, insurance and common area maintenance.

Item 3.  Legal Proceedings.

On December 2, 2016, AltEnergy Cyber, LLC ("Plaintiff") instituted a legal action in Connecticut against the Company and Robert Zahm.  The complaint alleged that (i) the company improperly extended the maturity date of the Plaintiff's convertible note in the amount of $1,500,000 and (ii) improperly converted the loan into the Company's stock. The Complaint alleges that the Company is liable to the Plaintiff for the $4,500,000 plus interest.  During the year, Robert Zahm was dismissed from the proceedings for lack of personal jurisdiction.  On March 29, 2018, the AltEnergy Cyber, LLC’s legal action was dismissed through a motion for summary judgement.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is on the OTCQB under the symbol “BRTI.”

Until July 24, 2017, the Company’s common stock had no quoted price on the OTCQB due to the company not currently being traded.  There is currently a limited trading market for shares of our common stock. Management does not expect significant active market to develop in our common stock unless and until we are able to implement our business plan. No assurance can be given that any active market for our common stock will develop or be maintained.

The following table sets forth, for the periods indicated, the high and low closing quotations:

	Closing Bid
	High	Low
2017
January 1 – March 31	-	-
April 1 – June 30	-	-
July 1 - September 30	4.00	0.59
October 1 – December 31	0.90	0.45

2018
January 1 - March 31	0.62	0.25
April 1 – June 30	0.53	0.30
July 1- September 30	0.55	0.20
October 1 – December 31	0.46	0.18

These prices were obtained from the finance portal, Yahoo! Finance, and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

At March 30, 2019, there were approximately 210 shareholders of record of the Company's common stock and 74 holders of the Company’s Series A preferred stock, as reported by the Company's transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividends

No dividends have ever been paid on the Company's securities, and the Company has no current plans to pay dividends in the foreseeable future.

Equity Compensation Plans

In May 2017, the Board recommended and its shareholders approved the 2017 Stock Incentive Plan (the "2017 Plan"), which became effective immediately. See Note 10 – Share Based Compensation for options issued under this plan.

Under the 2017 Plan, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a five-year period, with vesting on a monthly interval. Under the 2017 Plan, up to 20,000,000 shares of common stock can be reserved for issuance to eligible participants. The Company has no other equity compensation plans.

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

Transfer Agent

Issuer Direct Corporation, 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117, Telephone:  (801) 272-9294, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

The following contains a list of our sales of unregistered securities not otherwise disclosed by the Company in previous Quarterly Reports on Form 10-Q and /or Current Reports on Form 8-K filings.

The Company has authorized 200 million shares of common stock, $0.0001 par value, and 10 million shares of preferred stock, $0.0001 par value.  Each share of the Company’s preferred stock is convertible into 10 shares of common stock, subject to adjustment, has voting rights equal to its common stock equivalent, 7% cumulative dividend rights, and has liquidation rights that entitle the recipient to the receipt of net assets on a pro-rata basis.  The Company has 96,872,725 and 77,063,171 common shares issued and outstanding and 3,577,370 and 3,639,783 preferred shares issued and outstanding as of December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, the Company issued an aggregate 1,771,666 shares of the Company’s common stock pursuant to consulting contracts valued at $614,516, or an average of $0.35 per share.

During the year ended December 31, 2018, the Company received advances of $50,000 from Mag Ventures, a company controlled by Tom Bruderman, a director and shareholder.  These advances along with the previous balance were converted into 460,000 shares of the Company’s common stock at a price of $0.25 per share on November 9, 2018.

During the year ended December 31, 2018, the Company issued an aggregate 661,071 shares of the Company’s common stock valued at $228,800 as satisfaction of payables in the amount of $241,067.  The company recognized gain on settlement of $12,267 in relation to these transactions.

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

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not repurchase any shares of our equity securities during our 2018 or 2017 fiscal years.

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See “Forward-Looking Statements” and “Item 1A. Risk Factors.”)

General

BlackRidge Technology International, Inc., formerly known as Grote Molen, Inc., (the "Company") was incorporated under the laws of the State of Nevada in April 2010.

BlackRidge develops and markets next generation cyber defense solutions that enables our customers to deliver more secure and resilient business services in today’s rapidly evolving cyber threat environments. Our network, server, IoT and cloud security products are based on our patented Transport Access Control technology and are designed to isolate, cloak and protect cloud services, enterprise servers and IoT devices; and segment and segregate enterprise Information Technology (“IT”) and Operational Technology (“OT”) networks from cyber-attacks and unauthenticated access. BlackRidge products are used in enterprise and government computing environments, the industrial IoT, critical infrastructure and other cloud service provider and network systems.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at December 31, 2018 and 2017.

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

 Intangible Assets

Acquired intangible assets are recorded at estimated fair value, net of accumulated amortization. Costs incurred in obtaining certain patents and intellectual property as well as software development expenses, are capitalized and amortized over their related estimated useful lives, using a straight-line basis consistent with the underlying expected future cash flows related to the specific intangible asset. Costs to renew or extend the life of intangible assets are capitalized and amortized over the remaining useful life of the asset. Amortization expenses are included as a component of selling, general and administrative expenses in the consolidated statements of operations.  The Company’s continued ability to extend and/or renew the rights associated with these intangible assets may have an impact on future cash flows.

Useful life estimates for the Company’s significant intangible asset classes are as follows:

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

The Company may enter into arrangements that can include various combinations of software, services, and hardware. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. We use a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”). For software elements, we follow the industry specific software guidance which only allows for the use of VSOE in establishing fair value. Generally, VSOE is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold if it is probable that the price will not change before introduction into the marketplace. ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. Our process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the years ended December 31, 2018 and 2017.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of and December 31, 2018 and 2017, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Results of Operations

Sales

Total sales during the year ended December 31, 2018 were $247,869, as compared to net sales during the year ended December 31, 2017 of $81,968.  Management believes historical sales to not be indicative of future expectations due to historically limited business operations.  We believe that future sales will be significantly increased as we market our new suite of products.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2018 were $16,983 as compared to $10,260 during the year ended December 31, 2017, an increase of $6,723 or 65%.  This increase was due to an increase in sales containing hardware in the current year ended December 31, 2018.

Operating Expenses

Our selling, general and administrative expenses were $14,167,995 for the year ended December 31, 2018, compared to $13,323,460 for the year ended December 31, 2017, an increase of $844,535, or approximately 6%.  The increase in selling, general and administrative expenses in the current year is primarily attributable to an approximate $1,257,000 increase in salaries and wage expense, an increase of $1,808,000 in depreciation and amortization, an increase of $1,161,000 in share based compensation expense, and an increase of $54,000 in warrant expense, partially offset by decreases of $195,000 in engineering expense, $1,100,000 in onetime, non-cash stock compensation accruals, $78,000 in stock issued for contracts, and a decrease of $851,000 in professional fees and an overall decrease in other general and administrative costs of $1,207,000.  The decrease in, and professional fees and onetime stock compensation accruals is reflective of higher costs in the previous years related to our corporate restructure and business acquisition.

Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $2,635,160 and $686,990 for the years ended December 31, 2018 and 2017, respectively.  The increase in interest expense of $1,948,170 in the current year is attributable primarily to an increase in borrowing coupled with an increase in debt discount amortized as interest.

Loss on extinguishment of debt

During the year ended December 31, 2018, the Company renegotiated the conversion terms and interest rate of a convertible note due to a non-affiliated investor so as to match the terms of a subsequent note granted to the same investor.  The Company recognized a loss on extinguishment related to the transaction of $95,804.  During the year ended December 31, 2018, the Company also converted notes payable totaling $1,038,000 to the Company’s Chief Technology Officer and significant shareholder and a note payable of $32,000 to one of the Company’s Directors into common stock at a rate matching that of currently offered convertible debt.  The Company recognized losses on the conversions of $486,201 and $8,960, respectively.  Additionally, during the year ended December 31, 2018, the Company agreed to settle payables of $21,067 for stock valued at $8,800 generating a gain on settlement of $12,267.

During the year ended December 31, 2017, the Company renegotiated the conversion terms of a convertible note due to the Company’s Chief Technology Officer and significant shareholder.  The Company converted the note principal of $3,712,637 and accrued interest of $1,665,991 into 10,757,254 shares of the Company’s common stock at a conversion rate of $0.50 per share.  The Company also issued a 5 year warrant to purchase an additional 5,378,627 shares of the Company s common stock at a purchase price of $0.50 per share as further consideration for this conversion.  The Company recognized a loss on extinguishment of debt related to this transaction of $913,238.

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

Liquidity and Capital Resources

At December, 2018, we had total current assets of $4,974,958, including cash of $4,693,950, and current liabilities of $8,806,325, resulting in working capital deficit of $3,831,367.  Our current assets and working capital include receivables of $1022,292, inventory of $56,003 and prepaid expenses of $122,713.

In addition, at December 31, 2018, we had total stockholders' equity of $5,167,814.  As we have worked toward our new product launches, we have primarily financed recent operations, the development of technologies, and the payment of expenses through the issuance of our debt, common stock, preferred stock and warrants.

For the year ended December 31, 2018, net cash used in operating activities was $10,652,541, as a result of our net loss from continued operations of $17,150,967 and increases in inventory of $15,595 and decreases in deferred revenue of $5,225, accounts payable of $241,897 and accounts payable and accrued expenses – related party of $58,370, partially offset by non-cash expenses totaling $4,960,515, decreases in accounts receivable of $115,088 and prepaid expenses of $238,929, and increases in accrued interest of $682,916, accrued interest - related party of $121,263 and wages payable of $700,802.

Cash used in investing activities for the year ended December 31, 2018 was $2,309,377 compared to $1,425,276 for the year ended December 31, 2017.  The increase of $884,101 in the current period is due primarily to an increase in capitalized engineering costs related to the Company's technology development.

For the year ended December 31, 2018, net cash provided by financing activities was $17,233,999, comprised of proceeds from short term convertible notes of $16,832,000, short term convertible notes from related party of $732,000, and advances from related parties of $75,000, partially offset by the repayment of short-term notes of $5,000 and repayments of long-term notes of $400,001.

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

Based on our current business plan, we anticipate that our operating activities will use approximately $900,000 in cash per month over the next twelve months, or $10.8 million. Currently we do not have enough cash on hand to fully implement our business plan, and will require additional funds within the next year. We believe that our operations will not begin to generate significant cash flows until the second quarter of 2019 when we expect to begin new product contracts.

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

During August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on the Company’s Consolidated Statements of Cash Flows.

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

In May 2014, in addition to several amendments issued during 2016, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This pronouncement updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In accordance with allowed public company guidelines, these updates are effective for the Company for its annual period ending December 2018 and after, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of the pronouncement.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09. Based on our preliminary assessment, we do not expect the new standard to have a material impact on the Company’s financial position or results of operations.

In July 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which among other things, these amendments require the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of the pronouncement.

In July 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (ASU 2017-11).  Among others, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Current accounting guidance creates cost and complexity for organizations that issue financial instruments with down round features by requiring, on an ongoing basis, fair value measurement of the entire instrument or conversion option. ASU 2017-11 require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.  ASU 2017-11 is effective for periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of the pronouncement.

Off-Balance Sheet Arrangements

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of December 31, 2018, the end of the period covered by this report.  Based upon that evaluation, we have concluded that our disclosure controls and procedures as of December 31, 2018 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Titles
Directors and Officers
Robert Graham	69	Chairman, Chief Executive Officer, and President
John Bluher	60	Chief Financial Officer, Treasurer and Secretary
John Hayes	51	Chief Technology Officer and Director
Robert Lentz	66	Director
Thomas Bruderman	49	Director
J. Allen Kosowsky	70	Director
Robert Zahm	56	Director
Brent Bunger	36	Director

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

John Hayes is a co-founder of BlackRidge and has served as its Chief Technology Officer since its inception. Mr. Hayes is a technology entrepreneur who specializes in cyber security, networking, I/O interface design, storage architecture, and communications protocols. He has a proven track record of bringing concepts to market and is able to clearly communicate complex ideas to diverse audiences. Mr. Hayes is skilled at finding creative solutions for technology and business challenges.

John Bluher is the Chief Financial Officer, Treasurer, and Secretary of BlackRidge and has held that position since early 2016. Mr. Bluher an attorney and specialist in financial management and operating growing early stage companies. He specializes in capital management, capitalization, structuring mergers and acquisitions, and valuations of public and private companies. Mr. Bluher has significant operating experience managing finance and budgeting and capital allocation models. Prior to that Mr. Bluher was the Chief Financial Officer of a Taiwanese manufacturing company’s US subsidiaries.  He has 20 years of experience working or managing multiple departments in public companies and corporate governance. His experience also includes negotiating transactions and purchases, sales of assets and properties, creating value for growth companies and implementing corporate governance plans

Robert Lentz is a Director of BlackRidge and currently the President and CEO of Cyber Security Strategies. Mr. Lentz was the first Deputy Assistant Secretary of Defense for cyber and identity security, in which from November 2007 to October 2009, he led the DoD’s transformation to Network Centric Operations including the establishment of US Cyber Command. Since November 2000, he served as the CISO for the Secretary of Defense overseeing global security post 9-11. He previously worked at the NSA from 1975 to 2000, where he served in the first National Computer Security Center and as Chief of Network Security. Mr. Lentz serves on the board of directors of multiple high tech companies, advisor to the University of Maryland University College and on the nominating committee to the Cyber Hall of Fame. Robert holds a BA from St. Mary’s College and an MS in national strategy from National Defense University, and attended Harvard Business School.

Thomas Bruderman is the founder and Managing Partner of two alternative asset strategies, VP Theta Management, a public equity hedge fund and MAG Ventures, an early to mid-stage venture fund. Mr. Bruderman has over 25 years of experience in finance and asset management. He is currently founder and Managing Partner of two alternative asset strategies, VP Theta Management, a public equity hedge fund and MAG Ventures, an early to mid-stage venture fund. Prior to founding VP Theta and MAG, he was a senior investment professional and head trader responsible for the healthcare group at Fidelity Investments (FMR). During his seven-plus tenure at Fidelity, Mr. Bruderman’s responsibilities included trading, personnel management and investment research and analysis. Prior to Fidelity, Mr. Bruderman was Managing Director of Equity Securities at Merit Capital, a Connecticut-based boutique Investment Bank.  Mr. Bruderman serves on the board of directors of Powercast, Champion Technology Company (Chairman), Flypsi, Inc, Battlefin, and Blackridge Technology (Chairman of the Comp Committee) (OTC:BRTI).  Mr. Bruderman holds a B.S. in finance from Providence College.

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

Mr. Kosowsky has extensive accounting experience and financial expertise and training, which qualifies him as an "audit committee financial expert" and makes him a significant asset to our board and Company.

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

Brent Bunger has served as EVP of Ilan Investments since 2009 and has been significantly involved in leading the strategic direction of property and asset management including, policy, initiatives, technology, financing, acquisitions and dispositions. He is actively engaged in the company’s operations, procurement and renovations. Brent was instrumental in the launch of Adara Communities and its vision to become the leader in the multi-family industry. He is committed to improving technology to advance operational efficiency and better adhere to industry best practices. Mr. Bunger previously served as VP of Business Development with Adara and he worked for CharterMac Mortgage Capital in their underwriting division. He graduated with honors from Texas A&M University CC with a BBA in Finance and a minor in Real Estate. He has held a real estate brokerage license in Texas and has been an active Certified Commercial Investment Member (CCIM) since 2007.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

Board of Directors

Our board of directors consists of seven persons, Robert Graham, John Hayes, Robert Lentz, Thomas Bruderman, J. Allen Kosowsky, Robert Zahm and Brent Bunger.  Messrs. Graham and Hayes are not “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace because they are officers and employees of the Company.  Messrs. Lentz, Bruderman, Kosowsky, Zahm and Bunger are considered independent.

Our Audit Committee consists of four persons, J. Allen Kosowsky (serving as chair), Robert Zahm, Robert Lentz and Thomas Bruderman.  J. Allen Kosowsky holds a CPA license and serves as the committees “financial expert” in addition to being its chair.

Our Compensation Committee consists of three persons, Thomas Bruderman (serving as chair), J. Allen Kosowsky and Robert Zahm.

Our Nominating and Corporate Governance Committee consists of three persons, Robert Zahm (serving as chair), J. Allen Kosowsky, whom is qualified as an Audit Committee Financial Expert, and Robert Lentz.

Code of Ethics

We have not previously adopted a Code of Ethics due to the small number of officers and employees and the size of the Company’s operations.  It is anticipated that the new board of directors will adopt a Code of Ethics that applies to all of the Company’s directors and executive officers serving in any capacity, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Communications with Directors

Shareholders may communicate with the Board of Directors or any individual director by sending written communications addressed to the Board of Directors, or any individual director, to: BlackRidge Technology International, Inc., Attention: Corporate Secretary, 5390 Kietzke Lane Suite 100, Reno, NV 89511.  All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate. In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

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

Based solely on a review of the copies of such reports furnished to us, we believe that with the exception of eight known filings, all other Section 16(a) filing requirements were timely met during 2018.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and our vice president in all capacities for the fiscal years ended December 31, 2018, 2017 and 2016.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000.

Summary Compensation Table
Name and principal position	Year	Salary		Bonus		Equity Compensation		All other compensation		Total
Robert Graham, CEO and President	2018	$342,842	(1)	-		-		-		$342,842
	2017	$225,000		$100,000	(2)	-		-		$325,000
	2016	$225,000		-		-		-		$225,000

John Hayes, CTO	2018	$293,248	(3)	-		-		-		$293,248
	2017	$180,000		$100,000	(4)	-		-		$280,000
	2016	$180,000		-		-		-		$180,000

John Bluher, CFO	2018	$300,000		$166,528	(5)	-		$30,000	(7)	$496,528
	2017	$275,000		$38,280	(5)	$900,000	(6)	$30,000	(7)	$1,243,280
	2016	$13,867		-		-		$108,000	(8)	$121,867

John B Hofman, Former President(9)	2018	-		-		-		-		-
	2017	-		-		-		-		-
	2016	-		-		-		$171,573		$171,573

Bruce P. Crane, Former Vice President(10)	2018	-		-		-		-		-
	2017	-		-		-		-		-
	2016	-		-		-		$6,114		$6,114

(1)	$25,344 of Mr. Graham’s 2018 salary was deferred as of this filing, Mr. Graham accepted $114,583 of accrued salary paid in the form of 327,381 shares of Company stock
(2)	Payment of Mr. Graham’s 2017 bonus has been deferred as of this filing
(3)	$58,906 of Mr. Hayes’ 2018 salary was deferred as of this filing, Mr. Hayes accepted $317,853 of accrued salary paid in the form of 908,152 shares of Company stock
(4)	Payment of Mr. Hayes’ 2017 bonus has been deferred as of this filing
(5)	Represents performance bonuses paid to Mr. Bluher
(6)	Represents 1,500,000 shares of restricted common stock granted to Mr. Bluher
(7)	Represents a car allowance and cost of living adjustment of $2,500 per month
(8)	Represents 1099 payments to Mr. Bluher
(9)
All Other Compensation consists of: (i) payments made to Big John’s Store LLC, a company managed and owned by John Hofman, under an Idaho Management Agreement with Big John’s Store LLC for the provision of management services and office and warehouse space in the amount of $150,000 during 2016; (ii) medical insurance premiums in the amount of $13,823 during 2016; and (iii) contributions to a Health Savings Account for the benefit of Mr. Hofman in the amount of $7,750 during 2016.

(10)	All Other Compensation consists of: (i) expense reimbursement of $1,800 during 2016 (ii) medical insurance premiums in the amount of $4,314 during 2016.

Additional Compensation

During the year ended December 31, 2017, the Company paid performance bonuses to our CFO in the amount of $166,528.

During the year ended December 31, 2018, the Company issued options to several employees including its executive team.  Mr. Graham, Mr. Hayes, and Mr. Bluher were awarded 2,999,920, 2,356,301 and 1,090,880 options to purchase shares of common stock at $0.25 per share.  The options vest at a rate of 25% upon issuance and 1/48th each month until fully vested.  The value of the awards to Mr Graham, Mr. Hayes, and Mr Bluher based on a Black Scholes pricing model were $341,549, $268,271 and $124,200 to be recognized over the vesting period of the awards.

We do not have any retirement, pension or profit sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

In fiscal 2017, our nominating and corporate governance committee, as well as our shareholders approved a policy (the “Director Compensation Policy) for the compensation of non-employee members of our board of directors to attract, retain, and reward individuals and align their financial interest with those of our stockholders.  Only non-employee directors are eligible for compensation under this policy.

The members of our Board of Directors have agreed to delay cash payments earned under the Director Compensation Policy until such time as the Company has a positive EBITDA.  Until then, delayed payments may be paid in restricted stock as determined by management and the board.

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

Board Meeting Awards

Under the Director Compensation Policy, each eligible director shall receive $2,000 for their attendance at each directors meeting that they attend.

Director Compensation Table

The following table presents summary information regarding the compensation paid to our non-employee directors for the year ended December 31, 2018:

Director	Board Fees (1)		Other ($)	Total ($)
J. Allen Kosowsky	$69,200	(2)	$-	$69,200
Thomas Bruderman	$48,450	(3)	$-	$48,450
Robert Lentz	$44,450	(4)	$-	$44,450
Robert Zahm	$46,450	(5)	$-	$46,450
Brent Bunger	$49,984	(6)	$-	$49,984

(1)	Amounts reported in this column represent the aggregate grant date fair value of restricted stock issued as payment of amounts owed
(2)	Amount paid through the issuance of 197,715 restricted shares of the Company’s common stock at $0.35 per share. The common stock has a 6 month vesting period
(3)	Amount paid through the issuance of 138,429 restricted shares of the Company’s common stock at $0.35 per share. The common stock has a 6 month vesting period
(4)	Amount paid through the issuance of 127,000 restricted shares of the Company’s common stock at $0.35 per share. The common stock has a 6 month vesting period
(5)	Amount paid through the issuance of 132,715 restricted shares of the Company’s common stock at $0.35 per share. The common stock has a 6 month vesting period
(6)	Amount paid through the issuance of 142,810 restricted shares of the Company’s common stock at $0.35 per share. The common stock has a 6 month vesting period

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 31, 2019 the number of shares of the Company’s common stock, par value $0.0001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date, there were 96,872,725 issued and outstanding shares of our common stock and 3,577,370 issued and outstanding shares of our Series A preferred stock.  To the best of our knowledge, each person named below has sole voting and investment power, subject to community property laws where applicable, with respect to the shares shown unless otherwise indicated.

In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 31, 2019 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of the Company.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Amount of Number of Share Equivalents(2)		Total Beneficial Ownership	Percentage of Class
Principal Stockholders
AltEnergy Cyber, LLC(3) 137 Rowayton Ave Norwalk, CT 06853	-	11,759,538	(4)	11,759,538	10.83%

Conyers Investments, LLC(5) Phillips Point East #1001 777 S. Flagler Drive West Palm Beach, FL 33401	6,313,006	704,178	(6)	7,017,184	7.19%

Chowdary Yalamanchili(7) 4420 FM 1960 West, Suite 224 Houston, TX 77068	5,000,000	45,900,162	(8)	50,900,162	35.65%

Officers and Directors(15)
John Hayes	23,504,845	12,214,724	(9)	35,719,569	32.74%
Robert Graham	4,873,097	2,084,488	(10)	6,957,585	7.03%
John Bluher	1,500,000	363,627	(16)	-	* %
Robert Lentz	613,074	-		613,074	* %
Thomas Bruderman(11)	965,096	6,558,694	(12)	7,523,790	7.27%
Robert Zahm	229,382	8,421,085	(13)	8,650,467	8.22%
J. Allen Kosowsky	732,508	480,786	(14)	1,213,294	* %
Brent Bunger	142,810	156,250	(6)	299,060	* %
All Officers and Directors As Group (8 Persons)	32,560,812	28,130,620		60,691,432	64.87%
* less than 1%
(1)	The address for each named executive officer and director is the same address as the Company
(2)	Represents number of commons shares issuable upon exercise of warrants, options, and conversion of preferred stock
(3)	Russ Stidolph is the Managing Member of AltEnergy Cyber, LLC
(4)	Represents 6,844,234 shares of common stock issuable upon conversion of 402,602 shares of preferred stock and 4,915,304 shares of common stock issuable upon exercise of warrants
(5)	Christopher Uzpen is the Managing Member of Conyers Investments, LLC
(6)	Represents shares of common stock issuable upon exercise of warrants
(7)	Includes shares owned by Mr Yalamanchili, CNC Investments, LLC, and Ilan Investments, LLC of which Mr Yalamanchili is the Managing Member
(8)	Represents 45,900,162 shares of common stock issuable upon exercise of warrants
(9)	Represents 710,005 shares of common stock issuable upon conversion of 41,765 shares of preferred stock and 11,504,719 of common stock issuable upon exercise of warrants and options
(10)	Represents 1,084,515 shares of common stock issuable upon conversion of 63,795 shares of preferred stock, and 999,973 shares of common stock issuable upon exercise of options
(11)	Includes shares owned by Mr. Bruderman and Mag Ventures, LLC of which Mr. Bruderman is the Managing Member
(12)	Represents 5,363,007 shares of common stock issuable upon conversion of 315,471 shares of preferred stock and 1,195,687 shares of common stock issuable upon exercise of warrants
(13)	Represents 8,254,418 shares of common stock issuable upon conversion of 485,554 shares of preferred stock and 166,667 shares of common stock issuable upon exercise of warrants
(14)	Represents 141,678 shares of common stock issuable upon conversion of 8,334 shares of preferred stock and 339,108 shares of common stock issuable upon exercise of warrants
(15)	Addresses of Directors and Officers is the Company address
(16)	Represents shares of common stock issuable upon exercise of options

Item 13.  Certain Relationships and Related Transactions and Director Independence

Unless otherwise indicated, the terms of the following transactions during our 2018 fiscal year ended December 31, 2018, between related parties were not determined as a result of arm’s length negotiations.

During the year ended December 31, 2018, the Company received advances of $50,000 from Mag Ventures, a company controlled by Tom Bruderman, a director and shareholder.  These advances along with the previous balance were converted into 460,000 shares of the Company’s common stock at a price of $0.25 per share on November 9, 2018.

During the year ended December 31, 2018, the Company received advances of $25,000 from J. Allen Kosowsky, a director and shareholder.  These advances were converted into 78,125 shares of the Company’s common stock at a price of $0.32 per share on September 13, 2018.

Director Independence

Our board of directors consists of seven persons, Robert Graham, John Hayes, Robert Lentz Thomas Bruderman, J. Allen Kosowsky, Robert Zahm and Brent Bunger.  Messrs. Graham and Hayes are not “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace because they are officers and employees of the Company.  Messrs. Lentz, Bruderman, Kosowsky, Zahm and Bunger are considered independent.

Indemnification

Our articles of incorporation provide that to the fullest extent permitted by Nevada law, now or hereafter in force, no director of the Company shall be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director.  In addition, Section 78.037 of the Nevada corporation law, Article Fourteenth of our articles of incorporation, and Section VII of our bylaws generally provide for indemnification of our directors and officers in a variety of circumstances, which may include liabilities under the Securities Act of 1933, as amended.  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission (the “SEC,” the “Commission” or the “Securities and Exchange Commission”) such indemnification is contrary to public policy as expressed in the Securities Act and, therefore, is unenforceable.

Item 14.  Principal Accounting Fees and Services

Haynie & Company served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.   Haynie & Company was appointed on January 1, 2018 to audit our 2017 year end.

During the fiscal years ended December 31, 2018 and 2017, fees for services provided were as follows:

	Year Ended
	December 31,
	2018	2017

Audit Fees	$56,000	$104,312
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$56,000	$104,312

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

Item 15.  Exhibits, Financial Statement Schedules

The following documents are included as exhibits to this report.

 (a) Exhibits

Exhibit Number	Title of Document

3.1	Amended and restated Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Certificate of designation for Series A Preferred Stock, as amended (5)

4.2	Form of Five-Year Common Stock Purchase Warrant Included in Offerings (3)

10.1	Completion of Plan of Reorganization dated as of February 22, 2017 (4)

10.2	Disposition of Assets dated as of March 31, 2017 *

10.3	Form of convertible note issued December 21, 2017 and December 22, 2017 (6)

10.4	Form of convertible note issued January 31, 2018 (7)

10.5	Form of note issued January 31, 2018 (7)

10.6	Form of note issued February 23, 2018 and February 28, 2018 (7)

10.7	Form of warrant (8)

10.8	Form of convertible note (8)

10.9	Form of convertible note issued December 4, 2017 and December 19, 2018 *

31.1	Section 302 Certification of Chief Executive and Chief Executive Officer *

31.2	Section 302 Certification of Chief Executive and Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive and Chief Executive Officer *

32.2	Section 1350 Certification of Chief Executive and Chief Financial Officer *

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document **

101 CAL	XBRL Calculation Linkbase Document **

101 DEF	XBRL Definition Linkbase Document **

101 LAB	XBRL Labels Linkbase Document **

101 PRE	XBRL Presentation Linkbase Document **

(1) Incorporated by reference to the Company’s June 30, 2017 Report on Form 10-Q filed August 14, 2017.
(2) Incorporated by reference to Exhibit Numbers 3.1 and 3.2 of the Company's registration statement on Form 10 filed with the SEC on May 14, 2010.
(3) Incorporated by reference to the Company's September 30, 2016 Report on Form 10-Q filed November 14, 2016.
(4) Incorporated by reference to the current report on Form 8-K filed with the SEC on September 7, 2016 and amended on Form 8-K filed with the SEC on February 24, 2017.
(5) Incorporated by reference to the Company's March 31, 2017 Report on Form 10-Q filed May 15, 2017.
(6)Incorporated by reference to the Company’s December 31, 2017 Report on Form 10-K filed April 2, 2018
(7) Incorporated by reference to the Company's March 31, 2018 Report on Form 10-Q filed May 15, 2018.
(8) Incorporated by reference to the Company's June 30, 2018 Report on Form 10-Q filed August 14, 2018.

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
BlackRidge Technology International, Inc.

Dated: April 12, 2019	By /s/ Robert Graham
Robert Graham
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2019	By /s/ Robert Graham
Robert Graham
Executive Officer and President

Dated: April 12, 2019	By /s/ John Bluher
Bluher
Chief Financial Officer

Dated: April 12, 2019	By /s/ J. Allen Kosowsky
J. Allen Kosowsky
Director

Dated: April 12, 2019	By /s/ Thomas Bruderman
Thomas Bruderman
Director

Dated: April 12, 2019	By /s/ Robert Zahm
Robert Zahm
Director

Dated: April 12, 2019	By /s/ Robert Lentz
Robert Lentz
Director

Dated: April 12, 2019	By /s/ Brent Bunger
Brent Bunger
Director

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blackridge Technology International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackridge Technology International, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Haynie & Company
Salt Lake City, Utah April 12, 2019 We have served as the Company’s auditor since 2018.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS
Current Assets
Cash	$4,693,950	$421,869
Accounts receivable	102,292	217,380
Inventory	56,003	40,408
Prepaid expenses	122,713	361,642
Total Current Assets	4,974,958	1,041,299

Property and equipment, net	78,821	87,628
Intangible assets, net	8,920,360	7,043,644
Total Assets	$13,974,139	$8,172,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,089,322	$2,633,610
Accounts payable and accrued expenses – related party	9,690	68,060
Accrued interest	714,187	59,545
Accrued interest – related party	177,419	180,066
Advances – related party	-	65,000
Wages payable	1,928,639	2,133,210
Deferred revenue	3,535	8,760
Short-term notes payable	45,232	50,232
Current portion of long term debt	366,657	400,000
Convertible notes, short term, net of discounts	3,248,746	-
Convertible notes, long term, net of discounts, current portion	39,726	-
Convertible notes, short term – related party	183,172	521,172
Total Current Liabilities	8,806,325	6,119,655

Noncurrent Liabilities
Contingent liability	-	37,500
Notes payable	-	366,658
Convertible notes, long term, net of discounts	-	80,404
Total Liabilities	8,806,325	6,604,217

Stockholders' Equity
Preferred Stock, Par Value $0.001, 10,000,000 shares authorized; 3,577,370 and 3,639,783 issued and outstanding at December 31, 2018 and 2017, respectively	3,577	3,640
Common Stock, Par Value $0.001, 500,000,000 shares authorized; 96,872,725 and 77,063,171 issued and outstanding at December 31, 2018 and 2017, respectively	96,873	77,063
Additional paid-in capital	72,114,707	51,384,027
Accumulated deficit	(67,047,343)	(49,896,376)
Total Stockholders' Equity	5,167,814	1,568,354
Total Liabilities and Stockholders' Equity	$13,974,139	$8,172,571

See accompanying notes to the consolidated financial statements.

  BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017

Revenues	$247,869	$81,968
Cost of Goods Sold	16,983	10,260
Gross Profit	230,886	70,708

Operating Expenses:
Engineering	109,133	304,605
Sales and marketing	16,631	21,888
General and administrative	14,042,231	12,996,967
Total operating expenses	14,167,995	13,323,460

Loss From Operations	(13,937,109)	(13,251,752)

Other Income (Expense)
Loss on extinguishment of debt	(578,698)	(913,238)
Interest expense	(2,513,897)	(82,845)
Interest expense – related party	(121,263)	(604,145)
Total other income (expense)	(3,213,858)	(1,600,228)

Net Loss Before Income Taxes	(17,150,967)	(14,851,980)

Income Tax	-	-

Net Loss From Continuing Operations	(17,150,967)	(14,851,980)

Discontinued Operations
Loss on disposal of discontinued operations	-	(484,927)
Loss from discontinued operations	-	(8,737)
Loss on discontinued operations	-	(493,664)

Net Loss	$(17,150,967)	$(15,345,644)

Loss From Continuing Operations per Common Share - Basic and Diluted	$(0.20)	$(0.37)
Loss From Discontinued Operations per Common Share - Basic and Diluted	$-	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	84,154,829	40,212,024

 See accompanying notes to the consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares Outstanding - Preferred	Preferred Stock	Shares Outstanding - Common	Common Stock	Additional Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2016	3,671,316	$3,671	13,325,681	$13,326	$20,287,638	$135,000	$(34,550,732)	$(14,111,097)

Common share conversion	50,000	50	(500,000)	(500)	450	-	-	-
Preferred share conversion	(144,035)	(144)	1,586,862	1,587	(1,443)	-	-	-
Issuance of preferred stock	62,502	63	-	-	374,937	(100,000)	-	275,000
Issuance of common stock	-	-	18,289,121	18,289	8,499,161	(35,000)	-	8,842,450
Issuance of restricted common stock in settlement of wages payable	-	-	22,064,105	22,064	13,216,389	-	-	13,238,453
Issuance of restricted common stock in settlement of accounts payable	-	-	396,726	396	237,639	-	-	238,035
Issuance of stock in conjunction with contracts	-	-	1,122,866	1,123	691,247	-	-	692,370
Issuance of stock for warrant exercise	-	-	1,055,556	1,056	42,278	-	-	43,334
Issuance of stock for debt conversion	-	-	10,757,254	10,757	5,367,871	-	-	5,378,628
Business acquisition	-	-	8,965,000	8,965	485,551	-	-	494,516
Issuance of warrants in conjunction with debt conversion	-	-	-	-	913,238	-	-	913,238
Beneficial conversion feature on convertible debt	-	-	-	-	536,165	-	-	536,165
Issuance of warrants in conjunction with debt	-	-	-	-	567,166	-	-	567,166
Issuance of warrants in conjunction with advances	-	-	-	-	27,945	-	-	27,945
Issuance of warrants in conjunction with contracts	-	-	-	-	27,695	-	-	27,695
Share based compensation	-	-	-	-	110,100	-	-	110,100
Net loss	-	-	-	-	-	-	(15,345,644)	(15,345,644)

Balance as of December 31, 2017	3,639,783	$3,640	77,063,171	$77,063	$51,384,027	$-	$(49,896,376)	$1,568,354

Preferred stock converted to common stock	(62,413)	(63)	789,048	789	(726)	-	-	-
Issuance of common stock for advances	-	-	538,125	538	139,462	-	-	140,000
Issuance of common stock for wages payable	-	-	2,935,818	2,936	1,024,600	-	-	1,027,536
Issuance of common stock for accounts payable	-	-	661,071	661	240,405	-	-	241,066
Issuance of common stock in conjunction with contracts	-	-	1,771,666	1,772	612,774	-	-	614,546
Warrant repricing	-	-	-	-	100,306	-	-	100,306
Issuance of common stock for debt conversions	-	-	4,775,638	4,776	1,189,134	-	-	1,193,910
Common stock surrendered to Company	-	-	(338,200)	(338)	338	-	-	-
Issuance of common stock as loan incentive	-	-	8,676,388	8,676	(8,676)	-	-	-
Beneficial conversion feature on convertible debt	-	-	-	-	9,040,852	-	-	9,040,852
Issuance of warrants and stock in conjunction with debt agreements	-	-	-	-	6,432,543	-	-	6,432,543
Issuance of Options in conjunction with contracts	-	-	-	-	109,669	-	-	109,669
Extinguishment of debt	-	-	-	-	578,698	-	-	578,698
Employee stock option plan	-	-	-	-	1,271,301	-	-	1,271,301
Net loss	-	-	-	-	-	-	(17,150,967)	(17,150,967)

Balance as of December 31, 2018	3,577,370	3,577	96,872,725	96,873	72,114,707	-	(67,047,343)	5,167,814

See accompanying notes to consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(17,150,967)	$(15,345,644)
Net loss from discontinued operations	-	493,664
Net loss from continuing operations	(17,150,967)	(14,851,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	464,806	443,811
Amortization of debt discounts	1,821,189	33,735
Common stock issued in conjunction with contracts	614,546	692,370
Share based compensation	1,271,301	110,100
Warrant repricing	100,306	-
Warrants issued in conjunction with advances	-	27,945
Warrants issued in conjunction with contracts	109,669	27,695
Loss on extinguishment	578,698	913,238
Changes in operating assets and liabilities:
Accounts receivable	115,088	(205,380)
Inventory	(15,595)	(40,408)
Prepaid expenses	238,929	(260,688)
Accounts payable and accrued expenses	(241,897)	833,372
Accounts payable and accrued expenses – related party	(58,370)	(564,665)
Accrued interest	682,916	6,657
Accrued interest – related party	121,263	604,145
Deferred revenue	(5,225)	(11,228)
Wages payable	700,802	4,447,647
Net Cash Used in Operating Activities, Continuing Operations	(10,652,541)	(7,793,634)
Net Cash Provided by Operating Activities, Discontinued Operations	-	45,028
Net Cash Used in Operating Activities	(10,652,541)	(7,748,806)

Cash Flows From Investing Activities
Proceeds from business acquisition	-	10,559
Purchase of property and equipment	-	(88,418)
Purchases of intangible assets	(2,309,377)	(1,347,417)
Net Cash Used in Investing Activities, Continuing Operations	(2,309,377)	(1,425,276)
Net Cash Used in Investing Activities, Discontinued Operations	-	-
Net Cash Used in Investing Activities	(2,309,377)	(1,425,276)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	8,482,450
Proceeds from sale of preferred stock	-	275,000
Proceeds from warrant exercise	-	43,334
Proceeds from short term notes – related party	732,000	-
Proceeds from issuance of short term convertible notes	16,832,000	1,250,000
Proceeds from advances – related party	75,000	115,000
Repayments of short term notes	(5,000)	(38,989)
Repayments of short term convertible notes	-	(100,000)
Repayments on long term debt	(400,001)	(433,342)
Net Cash Provided by Financing Activities, Continuing Operations	17,233,999	9,593,453
Net Cash Used in Financing Activities, Discontinued Operations	-	(54,735)
Net Cash Provided by Financing Activities	17,233,999	9,538,718

Net Increase In Cash	4,272,081	364,836
Cash, Beginning of Period	421,869	57,033
Cash, End of Period	$4,693,950	$421,869

Non-Cash Investing and Financing Activities
Wages payable included in capitalized intangible assets	$23,338	$215,705
Wages payable settled with common stock	$1,027,536	$13,238,453
Accounts payable settled with common stock	$241,066	$238,035
Common stock converted to preferred stock	$-	$500
Preferred stock converted to common stock	$789	$-
Common stock issued for debt and interest conversion	$1,193,910	$5,378,628
Common stock issued for advances	$140,000	$140,000
Business acquisition	$-	$483,957
Warrants and stock issued in conjunction with debt agreements	$6,432,54	$567,166
Beneficial conversion feature on convertible debt	$9,040,852	$536,165
Warrants issued and expensed in conjunction with advances	$-	$27,945

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,792	$16,654
Cash paid for income taxes	$-	$-

 See accompanying notes to the consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – BlackRidge Technology International, Inc. (the "Company" or, “we”, “us”, “our” and similar terminology) was incorporated under the laws of the State of Nevada on March 15, 2004 under the name “Grote Molen, Inc.”   The Company develops and markets next generation cyber defense solutions that stop cyber-attacks and block unauthenticated access. The Company’s network and server security products are based on patented Transport Access Control technology (the “Blackridge Technology”) and are designed to isolate, cloak and protect servers and cloud services and segment networks for regulatory compliance. The Company’s products are used in enterprise and government computing environments, the industrial “internet of things” and other cloud service provider and network systems.

On September 6, 2016, the Company entered into an agreement and plan of reorganization with BlackRidge Technology International, Inc., a Delaware corporation, and Grote Merger Co., a Delaware corporation providing for the Company’s acquisition of BlackRidge in exchange for a controlling number of shares of the Company’s preferred and common stock pursuant to the merger of Grote Merger Co. with and into BlackRidge, with BlackRidge continuing as the surviving corporation.    The transaction contemplated in the agreement closed on February 22, 2017.

On July 2, 2017, the Company filed a Certificate to Accompany Restated Articles or Amended and Restated Articles with the Secretary of State of Nevada to, among other things, change the Company’s name to BlackRidge Technology International, Inc.

On September 22, 2017, the Company formed a new business subsidiary called BlackRidge Secure Blockchain, Inc. to pursue new market opportunities for securing blockchain applications.  On August 31, 2018, the Company filed for the dissolution of Blackridge Secure Blockchain Inc. after determining it would not be utilized.

On October 13, 2017, the Company formed a new business subsidiary called BlackRidge Secure Services, Inc. to work with partners on Secure Supervisory Control and Data Acquisition Systems (“SCADA”) infrastructure and to design and deliver secure systems using BlackRidge Technology products for use by the utilities industry.

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

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.  At December 31, 2018 and 2017, the Company had cash balances in excess of FDIC insured limits of $4,110,236 and $169,751.

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue		Accounts Receivable
	Year Ended December 31,		December 31,
Customers	2018	2017	2018	2017
Customer A	77%	-%	-%	-%
Customer B	10%	12%	-%	15%
Customer C	4%	41%	-%	-%
Customer D	-%	34%	-%	-%

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms and are recorded at the invoiced amount, net of any allowance for doubtful accounts, and do not typically bear interest. The Company assesses the collectability of the accounts by taking into consideration the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expenses are recorded as part of selling, general and administrative expenses in the consolidated statements of operations. The Company writes off the receivable balance against the allowance when management determines a balance is uncollectible. The Company also reviews its customer discounts and an accrual is made for discounts earned but not yet utilized at each period end.  The Company does not believe there to be any question as to the collectability of its receivables as of December 31, 2018 and 2017 and has, therefore, not created an allowance as of this date.

Inventory - Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.  When market value is determined to be less than cost, the Company records an allowance for obsolescence.  The company’s inventory assets December 31, 2018 and 2017 consisted primarily of hardware appliances valued as follows:

	As of December 31, 2018	As of December 31, 2017
Inventory	$391,658	$376,063
Less: allowance for obsolescence	(335,655)	(335,655)
	$56,003	$40,408

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

Earnings (Loss) Per Share – The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, "Earnings Per Share”.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

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

Share-Based Payments and Stock-Based Compensation – Share-based compensation awards, including stock options and restricted stock awards, are recorded at estimated fair value on the applicable award’s grant date, based on estimated number of awards that are expected to vest. The grant date fair value is amortized on a straight-line basis over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the fair value of the share-based payments whichever is more readily determinable. The fair value of restricted stock awards is based on the fair value of the stock underlying the awards on the grant date as there is no exercise price.

Recently Enacted Accounting Standards - From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases (“ASU 2016-02”). The guidance in this new standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting and eliminates the current real estate-specific provisions for all entities. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02.

In May 2014, in addition to several amendments issued during 2016, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This pronouncement updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  These updates are effective for the Company for its annual period ending December 31, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2014-09.

NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2018 the Company incurred a net loss of $17,150,967 and inception to date losses are equal to $67,047,343.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2018 and 2017:

	As of December 31, 2018	As of December 31, 2017	Estimated Useful Life
Building improvements	55,390	55,390	15 years
Furniture, fixtures and equipment	26,101	26,101	7 years
Computer equipment	6,926	8,927	5 years
Less: accumulated depreciation	(9,596)	(790)
	$78,821	$87,628

The Company records depreciation expense on a straight-line basis over the estimated life of the related asset.  The Company recorded depreciation expense of $8,807 and $790 during the years ended December 31, 2018 and 2017.

NOTE 4 – INTANGIBLE ASSETS

In accordance with ASC 350-40, ASC 350-50, and ASC 985-20, during the years ended December 31, 2018 and 2017, the Company capitalized $2,332,715 and $1,563,122, respectively, towards the development of software, intellectual property, and patent expenses.

The Company amortizes these costs over their related useful lives (approximately 7 to 20 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company recorded amortization of $455,999 and $443,021 related to intangible assets during years ended December 31, 2018 and 2017, respectively.

Intangible assets consisted of the following at December 31, 2018 and 2017:

	As of December 31, 2018	As of December 31, 2017	Estimated Useful Life
Patent Costs	542,846	397,417	15 years
Software Licenses	58,260	58,260	7 years
Software Development Costs	10,208,061	8,020,775	5 years
Less: accumulated amortization	(1,888,807)	(1,432,808)
	$8,920,360	$7,043,644

Based upon currently launched products, the Company anticipates amortization expense of approximately $480,000 during each of the next five years.

NOTE 5 – NOTES PAYABLE

Short term notes

At December 31, 2018 and 2017, the Company had outstanding short-term debt totaling $45,232 and $50,232, respectively.  These notes bear interest at the rates of between 10% and 12% annually and have maturity dates ranging from January 1, 2012 through December 31, 2014.  As these notes have exceeded their initial maturity dates, they are subject to the default interest rate of 15% per annum.

The following table summarizes the Company’s short-term notes payable for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Beginning Balance	$50,232	$89,221
Notes acquired in business acquisition	-	208,811
Repayments – continuing operations	(5,000)	(38,989)
Repayments – discontinued operations	-	(53,132)
Notes divested in disposal of discontinued operations	-	(155,679)
Ending Balance	$45,232	$50,232

Short term notes – related party

On January 31, 2018, the Company’s Chief Technology Officer and significant shareholder invested $500,000 via a one year note bearing interest at 8% annually.  In conjunction with this note, the Company issued 5 year detachable warrants to purchase 1,562,500 shares of the Company’s common stock at $0.50 per share.  These warrants were valued at $172,542 using the Black-Scholes pricing model and were recorded as a discount to the note.  The note carries a default rate of 18% for any principal not paid by the maturity date.  On September 30, 2018, the note along with interest of $29,712 was converted into 2,118,849 shares of the Company’s common stock at a rate of $0.25 per share.  Additionally, as part of the conversion, additional warrants to purchase 437,500 shares of common stock were issued and all warrants related to this note were repriced to reflect an exercise price of $0.25 per share.  The value of these additional warrants and the lowered conversion totaled $58,250 which the Company recorded as a loss on extinguishment of debt.

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

The following table summarizes the Company’s long-term notes payable for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Beginning Balance	$766,658	$1,200,000
Notes acquired in business acquisition	-	136,830
Repayments – continuing operations	(400,001)	(433,342)
Repayments – discontinued operations	-	(1,603)
Notes divested in disposal of discontinued operations	-	(135,227)
Ending Balance	$366,657	$766,658
Short Term Portion of Long Term Debt	$366,657	$400,000
Long Term Debt	$-	$366,658

NOTE 6 – CONVERTIBLE NOTES

Short term convertible notes

On January 31, 2018, the Company issued a $100,000 convertible note bearing interest at 8% per annum.  The note matures on February 28, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 312,500 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $88,219 based on the intrinsic per share value of the conversion feature, and the warrants at $46,991 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $68,021 and $31,969, respectively.  At December 31, 2018, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at $45,938. The Company had accrued interest for this note in the amount of $7,321, which is included in accrued interest on the Company’s consolidated balance sheets.

On February 23, 2018, the Company issued a $1,000,000 convertible note bearing interest at 9% per annum.  The note matures on February 29, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $417,757 based on the intrinsic per share value of the conversion feature, and the warrants at $540,553 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $417,757 and $350,882, respectively.  At December 31, 2018, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at $791,651. The Company had accrued interest for this note in the amount of $76,685, which is included in accrued interest on the Company’s consolidated balance sheets.

On February 27, 2018, the Company issued a $1,000,000 convertible note bearing interest at 9% per annum.  The note matures on February 29, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $444,923 based on the intrinsic per share value of the conversion feature, and the warrants at $541,244 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $444,923 and $351,173, respectively.   At December 31, 2018, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at $773,571.  The Company had accrued interest for this note in the amount of $75,699, which is included in accrued interest on the Company’s consolidated balance sheets.

On April 18, 2018, the Company issued a $2,000,000 convertible note bearing interest at 9% per annum.  The note matures on April 18, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 6,250,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $1,510,980 based on the intrinsic per share value of the conversion feature, and the warrants at $1,073,331 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $1,301,510 and $698,480, respectively.   At December 31, 2018, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at $51,049.  The Company had accrued interest for this note in the amount of $126,740, which is included in accrued interest on the Company’s consolidated balance sheets.

On May 4, 2018, the Company issued an aggregate $1,500,000 in convertible notes bearing interest at 9% per annum.  These notes mature on May 31, 2019 and are convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 4,687,500 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $1,133,680 based on the intrinsic per share value of the conversion feature, and the warrants at $806,050 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $975,685 and $524,305, respectively.   At December 31, 2018, the principal balances were still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $15,248.  The Company had accrued interest for these notes in the amount of $89,140, which is included in accrued interest on the Company’s consolidated balance sheets.

On May 9, 2018, the Company issued a $1,028,274 convertible note bearing interest at 9% per annum as replacement for a $1,000,000 note plus accrued interest of $28,274 (see long term convertible notes section of this note).  The note matures on May 31, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,213,356 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $835,295 based on the intrinsic per share value of the conversion feature, and the warrants at $538,207 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based relative on fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $674,972 and $353,292, respectively.   At December 31, 2018, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at $11,388.  The Company had accrued interest for this note in the amount of $59,837, which is included in accrued interest on the Company’s consolidated balance sheets.

On July 5, 2018, the Company issued an aggregate $2,000,000 in convertible notes bearing interest at 9% per annum.  These notes mature on July 5, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 5 year warrants to purchase an aggregate of 8,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $1,307,658 based on the intrinsic per share value of the conversion feature, and the warrants at $1,354,741 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $1,192,302 and $807,658, respectively.  At December 31, 2018, the principal balances were still outstanding and are included on the Company’s consolidated balance sheets net of discounts at an aggregate $6,828.  The Company had accrued interest for these notes in the amount of $87,781, which is included in accrued interest on the Company’s consolidated balance sheets.

On July 10, 2018, the Company issued a $32,000 convertible note bearing interest at 9% per annum.  This note matures on July 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 128,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $15,005 based on the intrinsic per share value of the conversion feature, and the warrants at $21,711 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $15,005 and $12,935, respectively.   At December 31, 2018, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $10,858.  The Company had accrued interest for these notes in the amount of $1,373, which is included in accrued interest on the Company’s consolidated balance sheets.

On July 13, 2018, the Company issued a $200,000 in convertible notes bearing interest at 9% per annum.  This note matures on July 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $68,266 based on the intrinsic per share value of the conversion feature, and the warrants at $135,474 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $68,266 and $80,766, respectively.   At December 31, 2018, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $96,693.  The Company had accrued interest for these notes in the amount of $8,433, which is included in accrued interest on the Company’s consolidated balance sheets.

On September 17, 2018, the Company issued an aggregate $3,000,000 in convertible notes bearing interest at 9% per annum.  The notes mature on September 17, 2019 and are convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 7 year warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $2,921,170 based on the intrinsic per share value of the conversion feature, and the warrants at $1,617,415 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $1,949,132 and $1,050,858, respectively.  Additionally, as further inducement to write this this note, the Company agreed to grant all of the investor’s existing notes as well as several other existing noteholders with relationships to the investor the same terms on their existing debt that this debt carries.  These new terms were required to write the notes, therefore, the Company has accounted them as a discount on this note, the value of which is included in the beneficial conversion value.  At December 31, 2018, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $383.  The Company had accrued interest for these notes in the amount of $77,671, which is included in accrued interest on the Company’s consolidated balance sheets.

On December 4, 2018, the Company issued an aggregate $3,000,000 in convertible notes bearing interest at 9% per annum.  The notes mature on December 4, 2019 and are convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 7 year warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. As additional consideration for this note, the Company issued an aggregate 4,006,250 shares of the Company’s common stock. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $2,248,088 based on the intrinsic per share value of the conversion feature, the warrants at $1,589,454 using the Black-Scholes pricing model, and the stock at $1,346,000.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature, warrants, and stock as a discount to the debt in the amount of $1,516,302, $803,369 and $680,319, respectively.  At December 31, 2018, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $76.  The Company had accrued interest for these notes in the amount of $19,973, which is included in accrued interest on the Company’s consolidated balance sheets.

On December 19, 2018, the Company issued an aggregate $3,000,000 in convertible notes bearing interest at 9% per annum.  The notes mature on December 19, 2019 and are convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 7 year warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $555,512 based on the intrinsic per share value of the conversion feature, and the warrants at $1,581,347 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $555,512 and $1,035,512, respectively.  At December 31, 2018, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $1,445,063.  The Company had accrued interest for these notes in the amount of $8,877, which is included in accrued interest on the Company’s consolidated balance sheets.

Short term convertible notes – related party

On October 31, 2013, the Company agreed to convert balances owed to the Company’s corporate counsel in the amount of $183,172 into a 42 month convertible note bearing interest at 12% annually and convertible into 203,525 shares of convertible preferred stock at the rate of $0.90 per share.  At December 31, 2018, the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $177,419 which is included in accrued interest – related party on the Company’s consolidated balance sheets.  The note carries a default rate of 18% for any principal not paid by the maturity date.

On November 30, 2015, John Hayes, the Company’s Chief Technology Officer, Director and significant shareholder invested $101,000 via a one year convertible note bearing interest at 12% annually and convertible into 112,223 shares of Series A convertible preferred stock at the rate of $0.90 per share.  On September 1, 2017, $237,000 owed to John Hayes was added to the note.  On September 30, 2018, the note along with interest of $89,366 was converted into 1,709,466 shares of the Company’s common stock at a rate of $0.25 per share.  Additionally, as further inducement to convert the note, the Company issued the note holder 5 year warrants to purchase 1,352,000 shares of the Company’s common stock. The Company recognized a loss on extinguishment of debt of $384,200 related to the decrease in conversion price and warrants granted.

On July 6, 2018, the Company issued a $200,000 in convertible notes bearing interest at 9% per annum to John Hayes, the Company’s Chief Technology Officer, Director and significant shareholder.  This note matures on July 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $130,766 based on the intrinsic per share value of the conversion feature, and the warrants at $135,474 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $119,224 and $80,766, respectively.   On September 30, 2018, the note along with interest of $4,192 was converted into 816,767 shares of the Company’s common stock at a rate of $0.25 per share.  The Company recognized a loss on extinguishment of debt of $43,750 related to the decrease in conversion price.

On July 10, 2018, the Company issued a $32,000 in convertible notes bearing interest at 9% per annum to J Allen Kosowsky, a Director and related party.  This note matures on July 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $15,005 based on the intrinsic per share value of the conversion feature, and the warrants at $21,711 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based relative on fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $15,005 and $12,935, respectively.   On September 30, 2018, the note along with interest of $639 was converted into 130,556 shares of the Company’s common stock at a rate of $0.25 per share.  The Company recognized a loss on extinguishment of debt of $8,960 related to the decrease in conversion price.

Long term convertible notes

On December 21, 2017, the Company issued a $150,000 convertible note bearing interest at 8% per annum.  The note matures on December 21, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The Company has determined the note to contain a beneficial conversion feature valued at $69,935 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 468,750 shares of the company’s common stock at an exercise price of $0.32 per share.  The warrants were valued at $69,935 using the Black-Scholes pricing model and were recorded as a discount to the note.  At December 31, 2018 the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at $39,726.  The Company had accrued interest for this note in the amount of $12,329, which is included in accrued interest on the Company’s consolidated balance sheets.

On December 22, 2017, the Company issued a $1,000,000 convertible note bearing interest at 8% per annum.  The note matures on December 22, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The Company has determined the note to contain a beneficial conversion feature valued at $466,230 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the company’s common stock at an exercise price of $0.32 per share.  The warrants were valued at $466,230 using the Black-Scholes pricing model and were recorded as a discount to the note.  On May 9, 2018, this note along with $28,274 was renegotiated into a new short term convertible note and the warrants associated with the original note were cancelled.  The newly negotiated note included an additional warrant benefit valued at $95,804 which was recorded as a loss on extinguishment of debt.

Long term convertible notes – related party

During 2011 to 2014, the Company’s Chief Technology Officer and significant shareholder of the Company loaned a total of $2,673,200 to the Company.  On October 1, 2014, all prior notes including accrued interest were combined into a single $3,712,637 convertible note bearing interest at 12% annually and convertible into 4,125,154 shares of preferred stock at the rate of $0.90 per share.  On November 9, 2017, the Company converted the note and accrued interest of $1,665,991 into 10,757,254 shares of the Company’s common stock at a conversion rate of $0.50 per share.  The Company also issued a 5 year warrant to purchase an additional 5,378,627 shares of the Company s common stock at a purchase price of $0.50 per share as further consideration for this conversion.  The Company recognized a loss on extinguishment of debt related to this transaction of $913,238.

Convertible debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above. The Company has determined that any embedded conversion options do not possess a beneficial conversion feature, and therefore has not separately accounted for their value.

The following table summarizes the Company’s convertible notes payable for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Beginning Balance	$601,576	$3,996,810
Proceeds from issuance of convertible notes, net of issuance discounts	1,903,438	146,669
Proceeds from issuance of convertible notes – related party	-	237,000
Repayments	-	(100,000)
Conversion of notes payable into common stock	(570,000)	(3,712,638)
Debt restructured	(112,017)	-
Amortization of discounts	1,648,647	33,735
Ending Balance	$3,471,644	$601,576
Convertible notes, short term	$17,860,274	$1,150,000
Convertible notes, short term – related party	$183,172	$521,172
convertible notes, long term	$150,000	$-
Debt discounts	$14,721,802	$1,069,596

 The following table summarizes the Company’s convertible notes payable as of December 31, 2018:

Note(s) Date	Maturity Date	Interest	Principal
1/31/2018	1/31/2019	8%	$100,000
2/23/2018	2/28/2019	9%	1,000,000
2/27/2018	2/28/2019	9%	1,000,000
4/18/2018	4/18/2019	9%	2,000,000
5/4/2018	5/31/2019	9%	1,500,000
5/9/2018	5/31/2019	9%	1,028,274
7/5/2018	7/5/2019	9%	2,000,000
7/10/2018	7/10/2019	9%	32,000
7/13/2018	7/13/2019	9%	200,000
9/17/2018	9/17/2019	9%	3,000,000
12/4/2018	12/4/2019	9%	3,000,000
12/19/2018	12/19/2019	9%	3,000,000
			$17,860,274

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

The Company also leases approximately 202 square feet of office space under a 12 month operating lease which originally expired in 2016.  The lease was renewed to May 2019, and is renewable at the Company’s option annually at a flat monthly amount of $400.  The amounts reflected in the table below are for the aggregate future minimum lease payments under the non-cancelable facility operating leases.

Rent expense was $287,649 and $186,640 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, future minimum lease payments are as follows:

Year Ending December 31,
2019	$259,851
2020	209,559
2021	214,107
2022	218,654
2023	18,569
2024 and thereafter	-
Total minimum lease payments	$920,740

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

Contingent Liability

On October 15, 2011, the Company entered into an agreement with a consultant by which the consultant’s invoices for the previous four months would be accrued as a liability to be paid out upon (a) the Company’s successful raising of $10,000,000 in capital funding, or (b) the Company reaching total revenues of $10,000,000.  The Company had a balance due under this agreement of $37,500 December 31, 2017.  In 2018, the Company reached its capital funding threshold under the agreement and reclassified the entire $37,500 liability to a payable.

Legal Proceedings

On December 2, 2016, AltEnergy Cyber, LLC ("Plaintiff") instituted a legal action in Connecticut against the Company and Robert Zahm.  The complaint alleged that (i) the Company improperly extended the maturity date of the Plaintiff’s convertible note in the amount of $1,500,000 and (ii) improperly converted the loan into the Company’s stock. The Complaint alleges that the Company is liable to the Plaintiff for $4,500,000 plus interest.  During the year ended December 31, 2017, Robert Zahm was dismissed from the proceedings for lack of personal jurisdiction.

On March 29, 2018, the AltEnergy Cyber, LLC’s legal action was dismissed through a motion for summary judgement.

NOTE 8 ‑ RELATED PARTY TRANSACTIONS

During the years ended December 31, 2018 and 2017, the Company incurred interest expense on notes to related parties in the aggregate amount of $525,785 and $604,145, respectively (see Note 6 – Convertible Notes).

Accounts payable related party

At December 31, 2018 and December 31, 2017, the Company had a balance in related party accounts payable of $9,690 and $68,060, respectively, which consisted of the following:

			December 31,	December 31,
Party Name:	Relationship:	Nature of transactions:	2018	2017
John Bluher	Chief Financial Officer	Expense reimbursement	$4,465	$-
John Hayes	Chief Technology Officer	Expense reimbursement	5,225	55,254
Robert Graham	Chairman and Chief Executive Officer	Expense reimbursement	-	6,806
Robert Graham	Chairman and Chief Executive Officer	Rent	-	6,000
			$9,690	$68,060

Advances from related party

During the year ended December 31, 2018, the Company received advances of $50,000 from Mag Ventures, a company controlled by Tom Bruderman, a director and shareholder.  These advances along with the previous balance were converted into 460,000 shares of the Company’s common stock at a price of $0.25 per share on November 9, 2018.

During the year ended December 31, 2018, the Company received advances of $25,000 from J. Allen Kosowsky, a director and shareholder.  These advances were converted into 78,125 shares of the Company’s common stock at a price of $0.32 per share on September 13, 2018.

At December 31, 2018 and December 31, 2017, the Company had a balance in related party advances of $0 and $65,000, respectively, which consisted of the following:

		December 31,	December 31,
Party Name:	Relationship:	2018	2017
Thomas Bruderman	Director and significant shareholder	$-	$65,000

Related Party Notes

During the year ended December 31, 2018, the Company issued notes and converted notes to related parties, see Note 5 – Notes Payable, and Note 6 – Convertible Notes for full disclosure.

NOTE 9 ‑ STOCKHOLDERS’ EQUITY

The Company has authorized 200 million shares of common stock, $0.001 par value, and 10 million shares of preferred stock, $0.001 par value.  Each share of the Company’s preferred stock is convertible into 10 shares of common stock, subject to adjustment, has voting rights equal to its common stock equivalent, 7% cumulative dividend rights, and has liquidation rights that entitle the recipient to the receipt of net assets on a pro-rata basis.  The Company has 96,872,725 and 77,063,171 common shares issued and outstanding and 3,577,370 and 3,639,783 preferred shares issued and outstanding as of December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, the Company issued an aggregate 1,771,666 shares of the Company’s common stock pursuant to consulting contracts valued at $614,546, or an average of $0.35 per share.

During the year ended December 31, 2018, the Company converted an aggregate 62,413 shares of the Company’s Series A preferred stock into 789,048 shares of the Company’s common stock after receiving conversion exercises from multiple preferred stockholders.

On June 13, 2018, the Company converted a $25,000 advance from related party and Director J Allen Kosowsky into 78,125, shares of the Company’s common stock at a price of $0.32 per share (see Note 8 – Related Party Transactions).

On September 30, 2018, the Company issued an aggregate 2,935,818 shares of the Company’s common stock to satisfy $1,027,535 in wages payable at the rate of $0.35 per share.  The stock contains a 6 month non-forfeitable vesting restriction.

On September 30, 2018, The Company converted notes payable and interest valued at an aggregate $1,161,271 and due to the Company’s Chief Technology Officer and Director, John Hayes, into 4,645,082 shares of the Company’s common stock at a price of $0.25 per share (see additional information in Note 5 – Notes Payable and Note 6 – Convertible Notes).

On September 30, 2018, The Company converted notes payable and interest valued at $32,639 and due to the Company’s Director, J Allen Kosowsky, into 130,556 shares of the Company’s common stock at a price of $0.25 per share (see additional information in Note 5 – Notes Payable and Note 6 – Convertible Notes).

On November 9, 2018, the Company converted a $115,000 advance from Mag Ventures, a company controlled by Tom Bruderman, a director and shareholder, into 460,000, shares of the Company’s common stock at a price of $0.25 per share (see Note 8 – Related Party Transactions).

During the year ended December 31, 2018, the Company accepted the return of 338,200 shares of its common stock.  Upon receipt, the shares were retired to the treasury.

During the year ended December 31, 2018, the Company issued an aggregate 661,071 shares of the Company’s common stock valued at $228,800 as satisfaction of payables in the amount of $241,067.  The company recognized gain on settlement of $12,267 in relation to these transactions.

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement (see Note 13 – Business Acquisition and Note 14 – Discontinued Operations) and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation. Upon completion of the Agreement, the Company issued 3,783,791 shares of its newly designated Series A Preferred Stock and 12,825,683 shares of common stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Because BlackRidge continues as the surviving entity, the net effect from this transaction on the outstanding stock of the Company was the addition of 8,965,000 shares of common stock held by the investors of the Company at the time of the acquisition.

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

NOTE 10 – SHARE BASED COMPENSATION

During the year ended December 31, 2018, the Company issued 10,390,741 5-year options to purchase common stock to employees and directors under the 2017 Stock Incentive Plan.  The options were valued at $1,522,580 using the Black-Scholes pricing model.  As of December 31, 2018, the total unrecognized expense for unvested share based compensation is $2,000,971.  The 2017 Stock Incentive Plan allows for a maximum 25,000,000 shares to be issued, of which 8,053,574 shares remain available for issuance as of December 31, 2018.  The company recognized stock option expense during the years ended December 31, 2018 and 2017 of $1,271,301 and $110,100, respectively.

The fair values at the commitment date for the options were based upon the following management assumptions as of December 31, 2018:

Commitment Date
Expected dividends	0%
Expected term	5 years
Risk free rate	1.91 – 2.96%
Volatility	48.24 – 52.49%

The activity of options granted to during the year ended December 31, 2018 is as follows:

	Employee and Director Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Grant Date Fair Value
Beginning Balance – December 31, 2016	-
Granted	6,962,560	$0.60	5 years	$0.28
Exercised	-
Expired	-
Forfeited	-
Balance – December 31, 2017	6,962,560	$0.60	4.65 years	$0.28
Granted	10,390,741	$0.33	5 years	$0.16
Exercised	-
Expired	(57,827)
Forfeited	(349,048)
Ending Balance – December 31, 2018	16,946,426	$0.43	4.32 years	$0.20
Exercisable options	6,284,597	$0.46	4.32 years	$0.22

The Company’s outstanding employee options at December 31, 2018 are as follows:

Options Outstanding				Option Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.25 - $0.60	16,946,426	4.32	$0.43	6,284,597	$0.46	$-

The weighted average fair value per option issued during the year ended December 31, 2018 was $0.16.

The following table summarizes non-vested option activity during the year ended December 31, 2018:

	Non-Vested Options	Weighted Average Grant Date Fair Value
Beginning Balance – December 31, 2016	-
Granted	6,962,560	$0.28
Vested	(1,373,097)
Expired	-
Forfeited	-
Balance – December 31, 2017	5,589,463	$0.28
Granted	10,390,741	$0.16
Vested	(4,911,501)
Expired	(57,827)
Forfeited	(349,048)
Ending Balance – December 31, 2018	10,661,828	$0.19

NOTE 11 – WARRANTS

During the year ended December 31, 2018, the Company issued an aggregate 71,355,856 warrants to purchase common stock in conjunction with convertible debt agreements and cancelled an aggregate 4,687,500 warrants in conjunction with debt settlements and extinguishment (see note 6 - convertible notes).  The company also agreed to cancel and re- issue 2,400,000 warrants at new terms in conjunction with a private stock and warrant sale.  In order to facilitate this transaction, the Company agreed to cancel 2,400,000 warrants to purchase stock at $0.70 per share, and reissue the repriced warrants at 1,200,000 warrants to purchase common stock at $0.25 per share, and 1,200,000 warrants to purchase common stock at $0.50.  The Company valued the new warrants at $100,306 using the Black Scholes pricing model, which is included in selling, general and administrative expense on the Company’s 2018 statement of profit and loss.

 The fair values at the commitment date for the warrants were based upon the following management assumptions as of December 31, 2018:

Commitment Date
Expected dividends	0%
Expected term	5 - 7 years
Risk free rate	2.52 – 3.05%
Volatility	48.24 – 51.35%

 The activity of warrants granted to during the year ended December 31, 2018 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Grant Date Fair Value
Beginning Balance – December 31, 2016	16,029,605		2.54 years	0.00
Granted	28,094,587		5 years	0.21
Exercised	(1,055,556)
Expired	-
Forfeited	-
Balance – December 31, 2017	43,068,636	$0.45	4.69 years	$0.08
Granted	73,755,856	$0.26	6.68 years	$0.14
Exercised	-
Expired	-
Forfeited	(7,087,500)
Ending Balance – December 31, 2018	109,736,992	$0.32	5.46 years	$0.12
Exercisable options	109,736,992	$0.32	5.46 years	$0.12

The Company’s outstanding warrants at December 31, 2018 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.01 - $0.70	109,736,992	5.46	$0.32	109,736,992	$0.32	$1,299,223

NOTE 12 – EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Since the Company reflected a net loss for the years ended December 31, 2018 and 2017, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of December 31, 2018 and 2017:

	As of December 31, 2018	As of December 31, 2017
Warrants (exercise price $0.01 - $0.70/share)	109,736,992	43,068,636
Options (exercise price $0.25 - $0.66/share)	20,436,601	9,352,435
	130,173,293	52,421,071

NOTE 13 – BUSINESS ACQUISITION

On September 6, 2016, the Company and BlackRidge entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) originally dated as of September 6, 2016, and amended on February 22, 2017 to update the number of common shares, warrants, and options granted and outstanding as of the closing date.

On February 22, 2017, we completed the actions contemplated by the Reorganization Agreement and merged with and into BlackRidge with BlackRidge continuing as the surviving corporation (“Reorganization”). Upon completion of the Agreement, we issued 3,783,791 shares of our newly designated Series A Preferred Stock and 12,825,683 shares of Common Stock to the stockholders of BlackRidge in exchange for all the issued and outstanding shares of Series A Preferred Stock and Common Stock of BlackRidge.  Additionally, certain stockholders of BlackRidge returned for cancellation a total of 16,284,330 shares of our Common Stock.  Upon the completion of the Reorganization, BlackRidge became a wholly-owned subsidiary of the Company and the Company had a total of 3,783,791 shares of Series A Preferred Stock and 21,790,683 shares of Common Stock outstanding, with the former BlackRidge stockholders owning 3,783,791 shares or 100% of Series A Preferred Stock and 12,825,683 shares or approximately 58.9% of Common Stock.  Upon completion of the Reorganization, we also had outstanding warrants entitling the holders to acquire a total of 18,541,579 shares of the Company’s Common Stock at an average exercise price of $0.46 per share.  The Reorganization resulted in a change of control of the Company.  For accounting purposes, BlackRidge was treated as the acquirer and the historical financial statements of BlackRidge became the Company’s historical financial statements.  The acquisition is intended to constitute a tax-free reorganization pursuant to the applicable provisions of the Internal Revenue Code of 1986, as amended.

NOTE 14 – DISCONTINUED OPERATIONS

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

NOTE 15 – INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2018 and 2017, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes approximating $51,417,242 and $34,394,555 respectively. At December 31, 2018 and 2017, the Company’s NOL carry-forwards for state income purposes are approximating $59,104,026 and $26,508,562, respectively. These losses are available for future years and expire through 2037. The Federal NOL generated for the tax year ended 12/31/2018 of $11,491,743 will not expire due to NOLs having an indefinite life as enacted in the 2017 Tax Cuts and Jobs Act.

The deferred tax asset at December 31, 2018 and 2017 is summarized as follows:

	December 31, 2018	December 31, 2017
Net operating loss & credit carry forwards	$11,878,168	$7,897,392
Inventory obsolescence reserve	72,645	77,993
Accrued wages, related party	990,408	1,216,954
Accrued interest – convertible debt, related party	270,904	290,845
Depreciation and amortization	(508,882)	(125,749)
Other tax adjustments	4,119	3,566
Deferred Revenue	(4,363)	(4,625)

Valuation allowance	(12,702,998)	(9,356,375)
	$-	$-

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards and other temporary differences of approximately $12,702,998 and $9,356,375 at December 31, 2018 and 2017, respectively, due to the uncertainty of realizing the future tax benefits.  The decrease and increase in valuation allowances for the years ended December 31, 2018 and 2017 of approximately $3,346,623 and ($2,390,872), respectively, are primarily attributable to the Company’s net operating loss during the years then ended, and true ups for state NOLs.

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for (benefit from) income taxes for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
Tax (expense)/benefit at the US statutory rate of 21%	$(3,346,623)	$2,390,872
Change in valuation allowance	3,346,623	(2,390,872)
	$-	$-

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2018 and 2017.

The tax years 2019, 2018, 2017, and 2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 16 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported.  Management has determined that other than those listed below, there were no additional reportable subsequent events to be disclosed.

Notes Payable

In February 2019, the convertible notes issued on February 23, 2018 and February 27, 2018 for $1,000,000 reached their initial maturity date. The Company is currently in the process of extending the maturity date of these notes.