Form 10-Q
period 2019-03-31
BlackRidge Technology International, Inc.
filed 2019-05-15
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐     .

Indicate by checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐  .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	X .	Smaller reporting company	X .
Emerging growth company	X ..

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       . .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒ .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2019
Common Stock, $0.001 par value per share	96,872,725 shares

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contain “forward-looking statements” that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions including, without limitation, statements regarding (i) our ability to raise capital, and (ii) our ability to establish and grow our business and (iii) other statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$673,880	$4,693,950
Accounts receivable	220,456	102,292
Inventory	66,003	56,003
Prepaid expenses	154,038	122,713
Total Current Assets	1,114,377	4,974,958

Property and equipment, net	152,329	78,821
Intangible assets, net	9,422,070	8,920,360
Total Assets	$10,688,776	$13,974,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,170,911	$2,089,322
Accounts payable and accrued expenses – related party	12,992	9,690
Accrued interest	1,128,077	714,187
Accrued interest – related party	182,354	177,419
Wages payable	2,147,281	1,928,639
Deferred revenue	6,064	3,535
Short-term notes payable	45,232	45,232
Current portion of long term debt	266,657	366,657
Convertible notes, short term, net of discounts	5,495,881	3,248,746
Convertible notes, long term, net of discounts, current portion	55,137	39,726
Convertible notes, short term – related party	158,172	183,172
Total Current Liabilities	11,668,758	8,806,325

Total Liabilities	11,668,758	8,806,325

Stockholders' (Deficit) Equity
Preferred Stock, Par Value $0.001, 10,000,000 shares authorized; 3,577,370 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3,577	3,577
Common Stock, Par Value $0.001, 200,000,000 shares authorized; 96,872,725 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	96,873	96,873
Additional paid-in capital	72,337,483	72,114,707
Accumulated deficit	(73,417,915)	(67,047,343)
Total Stockholders' (Deficit) Equity	(979,982)	5,167,814
Total Liabilities and Stockholders' (Deficit) Equity	$10,688,776	$13,974,139

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2019	2018

Revenues	$123,676	$3,188
Cost of Goods Sold	-	50
Gross Profit	123,676	3,138

Operating Expenses:
Engineering	94,711	39,814
Sales and marketing	67,003	-
General and administrative	3,643,015	3,058,623
Total operating expenses	3,804,729	3,098,437

Loss From Operations	(3,681,053)	(3,095,299)

Other Income (Expense)
Interest expense	(2,684,584)	(100,982)
Interest expense – related party	(4,935)	(38,497)
Total other income (expense)	(2,689,519)	(139,479)

Net Loss Before Income Taxes	(6,370,572)	(3,234,778)

Income Tax	-	-

Net Loss	$(6,370,572)	$(3,234,778)

Loss From Continuing Operations per Common Share - Basic and Diluted	$(0.07)	$(0.04)

Weighted Average Shares Outstanding - Basic and Diluted	96,872,725	78,092,929

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Shares Outstanding - Preferred	Preferred Stock	Shares Outstanding - Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2017	3,639,783	$3,640	77,063,171	$77,063	$51,384,027	$(49,896,376)	$1,568,354

Preferred share conversion	(45,173)	(45)	535,565	536	(491)	-	-
Issuance of stock in conjunction with contracts	-	-	324,166	324	123,346	-	123,670
Beneficial conversion feature on convertible debt	-	-	-	-	1,046,982	-	1,046,982
Issuance of warrants in conjunction with debt	-	-	-	-	1,219,524	-	1,219,524
Share based compensation	-	-	-	-	101,413	-	101,413
Net loss	-	-	-	-	-	(3,234,778)	(3,234,778)

Balance as of March 31, 2018		3,595	77,922,902	77,923	53,874,800	(53,131,154)	825,164

Balance as of December 31, 2018	3,577,370	3,577	96,872,725	96,873	72,114,707	(67,047,343)	5,167,814

Issuance of Options in conjunction with contracts	-	-	-	-	3,912	-	3,912
Share based compensation	-	-	-	-	218,855	-	218,855
Net loss	-	-	-	-	-	(6,370,572)	(6,370,572)

Balance as of March 31, 2019	3,577,370	3,577	96,872,725	96,873	72,337,483	(73,417,915)	(979,982)

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(6,370,572)	$(3,234,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,366	121,332
Amortization of debt discounts	2,262,546	57,951
Common stock and warrants issued in conjunction with contracts	3,921	123,670
Share based compensation	218,855	101,413
Warrant issued in conjunction with contracts	3,921	-
Changes in operating assets and liabilities:
Accounts receivable	(118,164)	101,455
Inventory	(10,000)	(1,172)
Prepaid expenses	(31,325)	(34,416)
Accounts payable	81,589	301,518
Accounts payable – related party	3,302	(39,881)
Accrued interest	413,890	42,303
Accrued interest – related party	4,935	38,497
Deferred revenue	2,529	(3,187)
Wages payable	218,642	283,530
Net Cash Used in Operating Activities	(3,200,486)	(2,141,765)

Cash Flows From Investing Activities
Purchases of property and equipment	(79,389)	-
Purchases of intangible assets	(615,198)	(554,666)
Net Cash Used in Investing Activities	(694,584)	(554,666)

Cash Flows From Financing Activities
Proceeds from short term notes – related party	-	500,000
Proceeds from issuance of short term convertible notes	-	2,100,000
Proceeds from advances – related party	-	75,000
Repayments of short term debt	(25,000)	-
Repayments on long term debt	(100,000)	(100,000)
Net Cash (Used in) Provided by Financing Activities	(125,000)	2,575,000

Net Decrease In Cash	(4,020,070)	(121,431)
Cash, Beginning of Period	4,693,950	421,869
Cash, End of Period	$673,880	$300,438

Non-Cash Investing and Financing Activities
Wages payable included in capitalized intangible assets	$-	$23,338
Preferred stock converted to common stock	$-	$536
Warrants issued in conjunction with debt agreements	$-	$1,219,524
Beneficial conversion features	$-	$1,046,982

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,148	$728
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – BlackRidge Technology International, Inc. (the "Company" or, “we”, “us”, “our” and similar terminology) was incorporated under the laws of the State of Nevada in March 2004 under the name “Grote Molen, Inc.”   The Company develops and markets next generation cyber defense solutions that stop cyber-attacks and block unauthenticated access. The Company’s network and server security products are based on patented Transport Access Control technology (the “Blackridge Technology”) and are designed to isolate, cloak and protect servers and cloud services and segment networks for regulatory compliance. The Company’s products are used in enterprise and government computing environments, the industrial “internet of things” and other cloud service provider and network systems

On September 6, 2016, the Company entered into an agreement and plan of reorganization with BlackRidge Technology International, Inc., a Delaware corporation, and Grote Merger Co., a Delaware corporation providing for the Company’s acquisition of BlackRidge in exchange for a controlling number of shares of the Company’s preferred and common stock pursuant to the merger of Grote Merger Co. with and into BlackRidge, with BlackRidge continuing as the surviving corporation.    The transaction contemplated in the agreement closed on February 22, 2017.

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

Interim Financial Statements – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the SEC.

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

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.  At March 31, 2019 and December 31, 2018, the Company had cash balances in excess of FDIC insured limits of $70,173 and $4,110,236, respectively.

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,
Customers	2019	2018	2019	2018
Customer A	99%	-%	56%	-%
Customer B	-%	63%	-%	-%
Customer C	-%	37%	2%	-%

Inventory - Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.  When market value is determined to be less than cost, the Company records an allowance for obsolescence.  The company’s inventory assets at March 31, 2019 and December 31, 2018 consisted primarily of hardware appliances valued as follows:

	As of March 31, 2019	As of December 31, 2018
Inventory	$401,658	$391,658
Less: allowance for obsolescence	(335,655)	(335,655)
	$66,003	$56,003

Adoption of ASC Topic 606, “Revenue from Contracts with Customers” - In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes.

The effect of applying ASC 606 did not result in an opening balance adjustment to retained earnings or any other balance sheet accounts because the Company: (1) identified similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified; (2) determined the transaction price to be consistent; and (3) concluded that revenue is recorded at the same point in time, upon performance under both ASC 605 and ASC 606. The adoption of ASC 606 did not require significant changes in our internal controls and procedures over financial reporting and disclosures. However, we made enhancements to existing internal controls and procedures to ensure compliance with the new guidance.

Revenue Recognition - We recognize revenue as we transfer control of deliverables (products, solutions and services) to our customers in an amount reflecting the consideration to which we expect to be entitled. To recognize revenue, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. We account for a contract based on the terms and conditions the parties agree to, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience.

We may enter into arrangements that consist of multiple performance obligations. Such arrangements may include any combination of our deliverables. To the extent a contract includes multiple promised deliverables, we apply judgment to determine whether promised deliverables are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised deliverables are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to the customer. When not directly observable, we typically estimate standalone selling price by using the expected cost plus a margin approach. We typically establish a standalone selling price range for our deliverables, which is reassessed on a periodic basis or when facts and circumstances change.

For performance obligations where control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the deliverables to be provided. Revenue related to fixed-price contracts for application development and systems integration services, consulting or other technology services is recognized as the service is performed using the output method, under which the total value of revenue is recognized based on each contract’s deliverable(s) as they are completed and when value is transferred to a customer. Revenue related to fixed-price application maintenance, testing and business process services is recognized based on our right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered, in accordance with the practical expedient in ASC 606-10-55-18.

Our revenue consists of product and service revenue.  Product revenue primarily consists of sales of our BlackRidge products.  Service revenue relates to sales technical support services, and other services

Disaggregation of Revenue – the following table presents our revenue disaggregated by major product and service lines:

	Three Months Ended March 31,
	2019	2018
Product	$-	$-
Technical support and other	123,676	3,188
Total	$123,676	$3,188

Recently Issued Accounting Standards - From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases (“ASU 2016-02”). The guidance in this new standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting and eliminates the current real estate-specific provisions for all entities. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, amends, and adds disclosure requirements for fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our Consolidated Financial Statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07 – Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this update, equity-based payments to non-employees were accounted for under Subtopic 505-50 resulting in significant differences between the accounting for share-based payments to non-employees as compared to employees. One of the most significant changes is that non-employee share-based awards (classified as equity awards) may be measured at grant-date fair value and not have to be continually revalued until the service/goods are rendered. The update also indicates that share-based awards related to financing and awards granted to a customer in conjunction with selling goods or services are not included in Topic 718. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 for public entities and December 15, 2019 for all other entities. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We are currently assessing the implication of our adoption as well as the potential impact that the standard will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which amends and simplifies the accounting standard for goodwill impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. We are currently assessing the implication of our adoption as well as the potential impact that the standard will have on our consolidated financial statements.

NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three months ended and as of March 31, 2019, the Company incurred a net loss of $6,370,572, had a working capital deficit of $10,554,381, and cash used in operations of $3,200,486 .  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – INTANGIBLE ASSETS

During the three months ended March 31, 2019 and 2018, the Company capitalized $615,198 and $578,004, respectively, towards the development of software, intellectual property, and patent expenses.

The Company amortizes these costs over their related useful lives (approximately 7 to 20 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company reviews capitalized assets periodically for impairment any time there is a significant change that could lead to impairment, but not less than annually.  The Company recorded amortization of $113,488 and $119,130 related to intangible assets during the three months ended March 31, 2019 and 2018, respectively.

Intangible assets consisted of the following at March 31, 2019 and December 31, 2018:

	As of March 31, 2019	As of December 31, 2018	Estimated Useful Life
Patent Costs	550,439	542,846	15 years
Software Licenses	58,260	58,260	7 years
Software Development Costs	10,815,666	10,208,061	5 years
Less: accumulated amortization	(2,002,295)	(1,888,807)
	$9,422,070	$8,920,360

Based upon currently launched products, the Company anticipates amortization expense of approximately $480,000 during each of the next five years.

NOTE 4 – NOTES PAYABLE

Short term notes

At March 31, 2019 and December 31, 2018, the Company had outstanding short-term debt totaling $45,232.  These notes bear interest at the rates of between 10% and 12% annually and have maturity dates ranging from January 1, 2012 through December 31, 2014.  As these notes have exceeded their initial maturity dates, they are subject to the default interest rate of 15% per annum.

The following table summarizes the Company’s short-term notes payable for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31, 2019	December 31, 2018
Beginning Balance	$45,232	$50,232
Repayments	-	(5,000
Ending Balance	$45,232	$45,232

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

The following table summarizes the Company’s long-term notes payable for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31, 2019	December 31, 2018
Beginning Balance	$366,657	$766,658
Repayments	(100,000)	(400,001)
Ending Balance	$266,567	$366,657
Short Term Portion of Long Term Debt	$266,657	$366,657
Long Term Debt	$-	$-

NOTE 5 – CONVERTIBLE NOTES

Short term convertible notes

On January 31, 2018, the Company issued a $100,000 convertible note bearing interest at 8% per annum.  The note matures on January 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 312,500 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $88,219 based on the intrinsic per share value of the conversion feature, and the warrants at $46,991 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $68,021 and $31,969, respectively.  At March 31, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets. The Company had accrued interest for this note in the amount of $11,019, which is included in accrued interest on the Company’s consolidated balance sheets. The Company is currently in the process of extending this note.

On February 23, 2018, the Company issued a $1,000,000 convertible note bearing interest at 9% per annum.  The note matures on February 28, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $417,757 based on the intrinsic per share value of the conversion feature, and the warrants at $540,553 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $417,757 and $350,882, respectively.  At March 31, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets. The Company had accrued interest for this note in the amount of $108,575, which is included in accrued interest on the Company’s consolidated balance sheets. The Company is currently in the process of extending this note.

On February 27, 2018, the Company issued a $1,000,000 convertible note bearing interest at 9% per annum.  The note matures on February 28, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $444,923 based on the intrinsic per share value of the conversion feature, and the warrants at $541,244 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $444,923 and $351,173, respectively.   At March 31, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets.  The Company had accrued interest for this note in the amount of $107,589, which is included in accrued interest on the Company’s consolidated balance sheets. The Company is currently in the process of extending this note.

On April 18, 2018, the Company issued a $2,000,000 convertible note bearing interest at 9% per annum.  The note matures on April 18, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 6,250,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $1,510,980 based on the intrinsic per share value of the conversion feature, and the warrants at $1,073,331 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $1,301,510 and $698,480, respectively.   At March 31, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at $992,886.  The Company had accrued interest for this note in the amount of $171,123, which is included in accrued interest on the Company’s consolidated balance sheets. The Company is currently in the process of extending this note.

On May 4, 2018, the Company issued an aggregate $1,500,000 in convertible notes bearing interest at 9% per annum.  These notes mature on May 31, 2019 and are convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 4,687,500 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $1,133,680 based on the intrinsic per share value of the conversion feature, and the warrants at $806,050 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $975,685 and $524,305, respectively.   At March 31, 2019, the principal balances were still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $236,391.  The Company had accrued interest for these notes in the amount of $122,425, which is included in accrued interest on the Company’s consolidated balance sheets.

On May 9, 2018, the Company issued a $1,028,274 convertible note bearing interest at 9% per annum as replacement for a $1,000,000 note plus accrued interest of $28,274 (see long term convertible notes section of this note).  The note matures on May 31, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,213,356 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $835,295 based on the intrinsic per share value of the conversion feature, and the warrants at $538,207 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based relative on fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $674,972 and $353,292, respectively.   At March 31, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at $164,930.  The Company had accrued interest for this note in the amount of $82,656, which is included in accrued interest on the Company’s consolidated balance sheets.

On July 5, 2018, the Company issued an aggregate $2,000,000 in convertible notes bearing interest at 9% per annum.  These notes mature on July 5, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 5 year warrants to purchase an aggregate of 8,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $1,307,658 based on the intrinsic per share value of the conversion feature, and the warrants at $1,354,741 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $1,192,302 and $807,658, respectively.  At March 31, 2019, the principal balances were still outstanding and are included on the Company’s consolidated balance sheets net of discounts at an aggregate $98,659.  The Company had accrued interest for these notes in the amount of $132,164, which is included in accrued interest on the Company’s consolidated balance sheets.

On July 10, 2018, the Company issued a $32,000 convertible note bearing interest at 9% per annum.  This note matures on July 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 128,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $15,005 based on the intrinsic per share value of the conversion feature, and the warrants at $21,711 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $15,005 and $12,935, respectively.   At March 31, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $18,045.  The Company had accrued interest for these notes in the amount of $2,083, which is included in accrued interest on the Company’s consolidated balance sheets.

On July 13, 2018, the Company issued a $200,000 in convertible notes bearing interest at 9% per annum.  This note matures on July 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $68,266 based on the intrinsic per share value of the conversion feature, and the warrants at $135,474 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $68,266 and $80,766, respectively.   At March 31, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $135,377.  The Company had accrued interest for these notes in the amount of $12,871, which is included in accrued interest on the Company’s consolidated balance sheets.

On September 17, 2018, the Company issued an aggregate $3,000,000 in convertible notes bearing interest at 9% per annum.  The notes mature on September 17, 2019 and are convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 7 year warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $2,921,170 based on the intrinsic per share value of the conversion feature, and the warrants at $1,617,415 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $1,949,132 and $1,050,858, respectively.  Additionally, as further inducement to write this this note, the Company agreed to grant all of the investor’s existing notes as well as several other existing noteholders with relationships to the investor the same terms on their existing debt that this debt carries.  These new terms were required to write the notes, therefore, the Company has accounted them as a discount on this note, the value of which is included in the beneficial conversion value.  At March 31, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $8,215.  The Company had accrued interest for these notes in the amount of $144,247, which is included in accrued interest on the Company’s consolidated balance sheets.

On December 4, 2018, the Company issued an aggregate $3,000,000 in convertible notes bearing interest at 9% per annum.  The notes mature on December 4, 2019 and are convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 7 year warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. As additional consideration for this note, the Company issued an aggregate 4,006,250 shares of the Company’s common stock. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $2,248,088 based on the intrinsic per share value of the conversion feature, the warrants at $1,589,454 using the Black-Scholes pricing model, and the stock at $1,346,000.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature, warrants, and stock as a discount to the debt in the amount of $1,516,302, $803,369 and $680,319, respectively.  At March 31, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $629.  The Company had accrued interest for these notes in the amount of $86,548, which is included in accrued interest on the Company’s consolidated balance sheets.

On December 19, 2018, the Company issued an aggregate $3,000,000 in convertible notes bearing interest at 9% per annum.  The notes mature on December 19, 2019 and are convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 7 year warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $555,512 based on the intrinsic per share value of the conversion feature, and the warrants at $1,581,347 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $555,512 and $1,035,512, respectively.  At March 31, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $1,740,779.  The Company had accrued interest for these notes in the amount of $75,452, which is included in accrued interest on the Company’s consolidated balance sheets.

Short term convertible notes – related party

On October 31, 2013, the Company agreed to convert balances owed to the Company’s corporate counsel in the amount of $183,172 into a 42 month convertible note bearing interest at 12% annually and convertible into 203,525 shares of convertible preferred stock at the rate of $0.90 per share.  At March 31, 2109, $158,172 of the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $182,584 which is included in accrued interest – related party on the Company’s consolidated balance sheets.  The note carries a default rate of 18% for any principal not paid by the maturity date.

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

On July 6, 2018, the Company issued a $200,000 convertible note bearing interest at 9% per annum to John Hayes, the Company’s Chief Technology Officer, Director and significant shareholder.  This note matures on July 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $130,766 based on the intrinsic per share value of the conversion feature, and the warrants at $135,474 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $119,224 and $80,766, respectively.   On September 30, 2018, the note along with interest of $4,192 was converted into 816,767 shares of the Company’s common stock at a rate of $0.25 per share.  The Company recognized a loss on extinguishment of debt of $43,750 related to the decrease in conversion price.

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
Long term convertible notes

On December 21, 2017, the Company issued a $150,000 convertible note bearing interest at 8% per annum.  The note matures on December 21, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The Company has determined the note to contain a beneficial conversion feature valued at $69,935 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 468,750 shares of the company’s common stock at an exercise price of $0.32 per share.  The warrants were valued at $69,935 using the Black-Scholes pricing model and were recorded as a discount to the note.  At March 31, 2019 the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at $55,137.  The Company had accrued interest for this note in the amount of $15,288, which is included in accrued interest on the Company’s consolidated balance sheets.

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

The following table summarizes the Company’s convertible notes payable for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31, 2019	December 31, 2018
Beginning Balance, net of discounts	$3,471,644	$601,576
Proceeds from issuance of convertible notes, net of issuance discounts	-	1,903,438
Repayments	(25,000)	-
Restructuring of debt	-	(112,017)
Conversion of notes payable into common stock	-	(570,000)
Amortization of discounts	2,262,546	1,648,647
Ending Balance, net of discounts	$5,709,190	$3,471,644
Convertible notes, short term	$17,860,274	$17,860,274
Convertible notes, short term – related party	$158,172	$183,172
Convertible notes, long term	$150,000	$150,000
Debt discounts	$12,459,256	$14,721,802

 The following table summarizes the Company’s short term convertible notes payable as of March 31, 2019:

Note(s) Date	Maturity Date	Interest	Principal
1/31/2018*	1/31/2019	8%	$100,000
2/23/2018*	2/28/2019	9%	1,000,000
2/27/2018*	2/28/2019	9%	1,000,000
4/18/2018	4/18/2019	9%	2,000,000
5/4/2018	5/31/2019	9%	1,500,000
5/9/2018	5/31/2019	9%	1,028,274
7/5/2018	7/5/2019	9%	2,000,000
7/10/2018	7/10/2019	9%	32,000
7/13/2018	7/13/2019	9%	200,000
9/17/2018	9/17/2019	9%	3,000,000
12/4/2018	12/4/2019	9%	3,000,000
12/19/2018	12/19/2019	9%	3,000,000
			$17,860,274
*Note(s) currently in default.  The Company is currently working with noteholder(s) to extend the note(s)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 7,579 square feet of office space under a 62 month operating lease which expires in April 2023. The amounts reflected in the table below are for the aggregate future minimum lease payments under the non-cancelable facility operating leases.  Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term.

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

Rent expense was $75,122 and $74,737 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, future minimum lease payments are as follows:

Year Ending December 31,
2019 (nine months)	$184,729
2020	209,559
2021	214,107
2022	218,654
2023 and thereafter	18,569
Total minimum lease payments	$845,618

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

NOTE 7 ‑ RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, the Company incurred interest expense on notes to related parties in the aggregate amount of $4,935 (see Note 4 – Short term notes – related party & Note 5 – Convertible Notes).

Accounts payable related party

At March 31, 2019 and December 31, 2018, the Company had a balance in related party accounts payable of $12,992 and $9,690, respectively, which consisted of the following:

			March 31,	December 31,
Party Name:	Relationship:	Nature of transactions:	2019	2018
John Bluher	Chief Financial Officer	Expense reimbursement	$75	$4,465
John Hayes	Chief Technology Officer	Expense reimbursement	12,917	5,225
			$12,992	$9,690

Related Party Notes

During the year ended December 31, 2018, the Company issued notes and converted notes to related parties, see Note 5 – Notes Payable, and Note 6 – Convertible Notes for full disclosure.

NOTE 8 ‑ STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200 million shares of common stock, par value $0.001 per share, and 10 million shares of preferred stock, par value $0.001 per share.  Each share of the Company’s preferred stock was originally convertible into 10 shares of common stock, subject to adjustment, has voting rights equal to its common stock equivalent, 7% cumulative dividend rights, and has liquidation rights that entitle the holder to the receipt of net assets of the Company on a pro-rata basis.  The Company had 96,872,725 common shares issued and outstanding and 3,577,370 Series A preferred shares issued and outstanding as of March 31, 2019 and December 31, 2018.  The Company did not issue any equity shares or declare any dividends during the three months ended March 31, 2019

NOTE 9 – SHARE BASED COMPENSATION

During the three months ended March 31, 2019, the Company issued 128,000 5-year options to purchase common stock to employees and directors under the 2017 Stock Incentive Plan.  The options were valued at $13,637 using the Black-Scholes pricing model.  As of March 31, 2019, the total unrecognized expense for unvested share based compensation is $1,794,439.  The 2017 Stock Incentive Plan allows for a maximum 25,000,000 shares to be issued, of which 7,925,574 shares remain available for issuance as of March 31, 2019.  The Company recognized stock option expense during the three months ended March 31, 2019 and 2018 of $218,855 and $101,413, respectively.

The fair values at the commitment date for the options were based upon the following management assumptions as of March 31, 2019:

Commitment Date
Expected dividends	0%
Expected term	5 years
Risk free rate	2.49%
Volatility	48.46%

The activity of options granted to during the year ended December 31, 2018 and three months ended March 31, 2019 is as follows:

	Employee and Director Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Grant Date Fair Value
Balance – December 31, 2017	6,962,560	$0.60	4.65 years	$0.28
Granted	10,390,741	$0.33	5 years	$0.16
Exercised	-
Expired	(57,827)
Forfeited	(349,048)
Ending Balance – December 31, 2018	16,946,426	$0.43	4.32 years	$0.20
Granted	128,000	$0.25	5 years	$0.10
Exercised	-
Expired	-
Forfeited	-
Ending Balance – March 31, 2019	17,074,426	$0.43	4.11 years	$0.20
Exercisable options	7,378,830	$0.46	4.11 years	$0.22

The Company’s outstanding employee options at March 31, 2019 are as follows:

Options Outstanding				Option Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.25 - $0.60	17,074,426	4.11	$0.43	7,378,830	$0.46	$-

The weighted average fair value per option issued during the three months ended March 31, 2019 was $0.11.

The following table summarizes non-vested option activity during the three months ended March 31, 2019 and the year ended December 31, 2018:

	Non-Vested Options	Weighted Average Grant Date Fair Value
Balance – December 31, 2017	5,589,463	$0.28
Granted	10,390,741	$0.16
Vested	(4,911,501)
Expired	(57,827)
Forfeited	(349,048)
Ending Balance – December 31, 2018	10,661,828	$0.19
Granted	128,000	$0.11
Vested	(1,094,233)
Expired	-
Forfeited	-
Ending Balance – March 31, 2019	9,695,595	$0.19

NOTE 10 – WARRANTS

During the three months ended March 31, 2109, the Company issued 150,000 five year warrants to purchase common stock at a price of $0.25 per share.  The warrants vest ratably over a twelve month period. The Company valued the new warrants at $15,685 using the Black Scholes pricing model, $3,921 of which is included in selling, general and administrative expense on the Company’s statement of profit and loss for the three months ended March 31, 2019.

The fair values at the commitment date for the warrants were based upon the following management assumptions as of March 31, 2019:

Commitment Date
Expected dividends	0%
Expected term	5 years
Risk free rate	2.62%
Volatility	48.46%

The activity of warrants granted to during the three months ended March 31, 2019 and the year ended December 31, 2018 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Grant Date Fair Value
Balance – December 31, 2017	43,068,636	$0.45	4.69 years	$0.08
Granted	73,755,856	$0.26	6.68 years	$0.14
Exercised	-
Expired	-
Forfeited	(7,087,500)
Ending Balance – December 31, 2018	109,736,992	$0.32	5.46 years	$0.12
Granted	150,000	$0.25	5 years	$0.10
Exercised	-
Expired	-
Forfeited	-
Ending Balance – March 31, 2019	109,886,992	$0.32	5.21 years	$0.12
Exercisable options	109,771,492	$0.32	5.21 years	$0.12

The Company’s outstanding warrants at March 31, 2019 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.01 - $0.70	109,886,992	5.21	$0.32	109,771,492	$0.32	$80,841

NOTE 11 – EARNINGS (LOSS) PER SHARE

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

Since the Company reflected a net loss for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019	As of December 31, 2018
Warrants (exercise price $0.01 - $0.70/share)	109,886,992	109,736,992
Options (exercise price $0.25 - $0.66/share)	20,436,601	20,436,601
	130,323,593	130,173,593

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported.  Management has determined that there were no additional reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

BlackRidge and our partners sell network security products and solutions based on our proprietary BlackRidge Transport Access Control (TAC) software. BlackRidge “TAC” provides high throughput and low latency network security that operates pre-session, in real time, before other security defenses engage. BlackRidge products can be deployed inside an Information Technology (“IT”) or Operational Technology (“OT”) network or a cloud to cloak and protect servers and IoT devices and segment networks, in front of existing security stacks to filter anonymous traffic, or as part of cloud or managed service provider or OEM (as defined below) solutions.

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

For Industrial IoT and critical infrastructure environments, BlackRidge products effectively let organizations establish end-to-end trust by transporting authenticated identity through the stack – across already installed sensors to clouds and IoT analytics servers – cost effectively and with minimal latency added to the network. This ability to add security to legacy or brownfield environments addresses the risk of the increasing attack surface from the convergence of OT with IT networks. Organizations tasked with operating and managing factory automation or critical infrastructure systems can now secure legacy equipment long shelf life and known vulnerabilities.

The BlackRidge solution is available in the following product configurations, with additional platform support and endpoints under development:

•	1U rack-mountable 1GbE or 10GbE network appliance;

•	1GbE fanless desktop appliance;

•	VMware ESXi™, KVM, and IBM z/VM® virtual appliances;

•	Amazon Web Services and Microsoft Azure cloud virtual appliances;

•	Windows and Linux software endpoints; and

•	IoT endpoints and devices.

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

Professional Services

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

Within the commercial markets, BlackRidge sells both directly and through our strategic partners to large enterprise accounts, and indirectly through certain channel partners to specific verticals and international market segments. Our initial market entry strategy for the commercial market is to sell directly in order to establish customer references with large enterprises that have high security and compliance requirements.  These include more complex regulated enterprises such as Financial Services, Healthcare, Insurance, Manufacturing and Utility companies. Our channel partners are recruited to expand enterprise sales, commercializing specific vertical markets, and penetrating the international markets. Revenue from commercial sales includes subscription and perpetual product licensing fees, installation services, and annual support based on a standard price list.

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

In 2018, we achieved several significant product milestones with the DOD including receiving Federal Information Processing Standard 140-2 (FIPS 140-2) certification, and our TAC gateway was certified and added to the Department of Defense Information Network Approved Products List (DoDIN APL). This DoDIN APL designation identifies products that have completed interoperability and cyber security certification via a rigorous testing process, and it allows the DoD both domestic and abroad to purchase and operate BlackRidge products within DoD networks.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at March 31, 2019 and December 31, 2018.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the three months ended March 31, 2019 and 2018.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of March 31, 2019 and December 31, 2018, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Sales

Total sales during the three months ended March 31, 2019 were $123,676, as compared to sales during the three months ended March 31, 2018 of $3,188, an increase of $120,488 or approximately 3.78%.  This increase was primarily due to a new contract during the current period.  Management believes historical sales not to be indicative of future expectations due to our historically limited business operations.  We believe that future sales will be significantly increased as we market our new suite of products.

Operating Expenses

Our selling, general and administrative expenses were $3,804,729 for the three months ended March 31, 2019, compared to $3,098,437 for the three months ended March 31, 2018, an increase of $706,292, or approximately 23%.  The increase in selling, general and administrative expenses in the current period is primarily attributable to approximate increases of $55,000 in engineering expense, $67,000 in sales and marketing expense, $164,000 in wage expenses, $117,000 in stock based compensation, $147,000 in public relations expense, and $113,000 in professional fees, partially offset by an approximate decrease of $124,000 non-cash expenses related to stock issuances for consulting contracts.

Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $2,689,519 and $139,479 for the three months ended March 31, 2019 and 2018, respectively.  The increase in interest expense of $2,550,040 in the current year is attributable primarily to an increase in the amortization of debt discounts and an increase in overall debt financing during the current quarter as compared to the prior year.

Liquidity and Capital Resources

At March 31, 2019, we had total current assets of $1,114,377, including cash of $673,880, and current liabilities of $11,668,758, resulting in working capital deficit of $10,554,381.  Our current assets and working capital included receivables of $220,456, inventory of $66,003 and prepaid expenses of $154,038.

In addition, as March 31, 2019, we had a total stockholders' deficit of $979,982.  As we have worked toward our acquisition and new product launches, we have primarily financed recent operations, the development of technologies, and the payment of expenses through the issuance of our debt, common stock, preferred stock and warrants.

For the three months ended March 31, 2019, net cash used in operating activities was $3,200,486, as a result of our net loss from continued operations of $6,370,572 and increases in accounts receivable of $118,164, inventory of $10,000, and prepaid expenses of $31,325, partially offset by non-cash expenses totaling $2,604,688 and increases in accounts payable and accrued expenses of $81,589, accounts payable and accrued expenses – related party of $3,302, accrued interest of $413,890, accrued interest – related party of $4,935, deferred revenue of $2,529 and wages payable of $218,642.

By comparison, for the three months ended March 31, 2018, net cash used in operating activities was $2,141,765, as a result of our net loss from continued operations of $3,234,778 and increases in inventory of $1,172, prepaid expenses of $34,416, and decreases in deferred revenue of $3,187, accounts payable and accrued expenses – related party of $39,881, partially offset by non-cash expenses totaling $404,366, and increases in accounts payable and accrued expenses of $301,518, accrued interest of $42,303, accrued interest - related party of $38,497, wages payable of $283,530, and a decrease in accounts receivable of $101,455.

Cash used in investing activities for the three months ended March 31, 2019 was $694,584 compared to $554,666 for the three months ended March 31, 2018.  The increase in the current period is due primarily to an increase in capitalized engineering costs related to the Company’s technology development as well as an approximate $79,000 in purchases of property and equipment.

For the three months ended March 31, 2019, net cash used in financing activities was $125,000, comprised of repayments of short term notes of $25,000 and repayments of long-term notes of $100,000.

For the three months ended March 31, 2018, net cash provided by financing activities was $2,575,000, comprised of proceeds from the sale short term notes – related party of $500,000, short term notes of $2,100,000 and advances – related party of $75,000, partially offset by the repayments of long-term notes of $100,000.

Based on our current business plan, we anticipate that our operating activities will use approximately $900,000 in cash per month over the next twelve months, or $10.8 million. Currently we do not have enough cash on hand to fully implement our business plan, and will require additional funds within the next year. We believe that our operations will not begin to generate significant cash flows until the fourth quarter of 2019 when we expect to begin new product contracts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls over Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of March 31, 2019, the end of the period covered by this report.  Based upon that evaluation, we have concluded that our disclosure controls and procedures as of March 31, 2019 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

None

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Identification of Exhibit

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.

Date:	May 14, 2019	By:	/s/ Robert Graham
Robert Graham, Chief Executive Officer and President

Date:	May 14, 2019	By:	/s/ John Bluher
John Bluher, Chief Financial Officer