Form 10-Q
period 2019-06-30
BlackRidge Technology International, Inc.
filed 2019-08-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53661

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
(Exact name of issuer as specified in its charter)

Nevada	20-1282850
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

5390 Kietzke Lane, Suite 104
Reno, NV 89511
(Address of Principal Executive Offices)

(855) 807-8776
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	X	Smaller reporting company	X
Emerging growth company	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2019
Common Stock, $0.001 par value per share	97,297,725 shares

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contain “forward-looking statements” that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions including, without limitation, statements regarding (i) our ability to raise capital, and (ii) our ability to establish and grow our business and other statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

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

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$78,522	$4,693,950
Accounts receivable	259,029	102,292
Inventory	92,682	56,003
Prepaid expenses	224,684	122,713
Total Current Assets	654,917	4,974,958

Property and equipment, net	143,511	78,821
Intangible assets, net	9,915,394	8,920,360
Total Assets	$10,713,822	$13,974,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,866,174	$2,089,322
Accounts payable and accrued expenses – related party	46,536	9,690
Accrued interest	1,620,230	714,187
Accrued interest – related party	193,338	177,419
Wages payable	2,375,715	1,928,639
Deferred revenue	53,698	3,535
Short-term notes payable	45,232	45,232
Current portion of long term debt	199,989	366,657
Convertible notes, short term, net of discounts	10,651,252	3,248,746
Convertible notes, long term, net of discounts, current portion	76,795	39,726
Convertible notes, short term – related party	758,172	183,172
Total Current Liabilities	18,887,131	8,806,325

Total Liabilities	18,887,131	8,806,325

Stockholders' (Deficit) Equity
Preferred Stock, Par Value $0.001, 50,000,000 shares authorized; 3,577,370 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3,577	3,577
Common Stock, Par Value $0.001, 500,000,000 shares authorized; 97,297,725 and 96,872,725 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	97,298	96,873
Additional paid-in capital	74,049,275	72,114,707
Accumulated deficit	(82,657,254)	(67,047,343)
Subscriptions Payable	333,795	-
Total Stockholders' (Deficit) Equity	(8,173,309)	5,167,814
Total Liabilities and Stockholders' (Deficit) Equity	$10,713,822	$13,974,139

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$65,124	$66,826	$188,800	$70,014
Cost of Goods Sold	819	-	819	50
Gross Profit	64,305	66,826	187,981	69,964

Operating Expenses
Engineering	(15,356)	5,593	79,355	35,344
Sales and Marketing	60,886	154	127,889	154
General and Administrative	3,575,188	3,361,620	7,218,203	6,430,306
Total Operating Expenses	3,620,718	3,367,367	7,425,447	6,465,804

Loss from Operations	(3,556,413)	(3,300,541)	(7,237,466)	(6,395,840)

Other Income (Expense)
Loss on extinguishment	-	(95,804)	-	(95,804)
Interest Income	-	1	-	1
Interest (Expense)	(5,671,942)	(198,463)	(8,356,526)	(299,445)
Interest (Expense) - related party	(10,984)	(43,467)	(15,919)	(81,964)
Total Other Income (Expense)	(5,682,926)	(337,733)	(8,372,445)	(477,212)

Net Loss Before Income Taxes	(9,239,339)	(3,638,274)	(15,609,911)	(6,873,052)

Income tax	-	-	-	-

Net Loss	$(9,239,339)	$(3,638,274)	$(15,609,911)	$(6,873,052)

Basic and Diluted loss per share	$(0.10)	$(0.04)	$(0.16)	$(0.09)

Weighted Average Shares Outstanding – Basic and Diluted	97,050,198	81,032,234	96,959,603	79,570,701

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Shares Outstanding - Preferred	Preferred Stock	Shares Outstanding - Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subscriptions Payable	Total Stockholders’ Deficit
Balance as of December 31, 2018	3,577,370	$3,577	96,872,725	$96,873	$72,114,707	$(67,047,343)	$-	$5,167,814

Subscriptions payable					16,205	-	333,795	350,000
Issuance of common stock for advances			425,000	425	(425)	-	-	-
Issuance of Options in conjunction with contracts	-	-	-	-	13,182	-	-	13,812
BlackRidge Research equity sales	-	-	-	-	1,4675,550	-	-	1,467,550
Share based compensation	-	-	-	-	438,056	-		438,056
Net loss	-	-	-	-	-	(15,609,911)	-	(15,609,911)

Balance as of June 30, 2019	3,577,370	3,577	97,297,725	97,298	74,049,275	(82,657,254)	333,795	(8,173,309)
Balance as of December 31, 2017	3,639,783	3,640	77,063,171	77,063	51,384,027	(49,896,376)	-	1,568,354

Preferred share conversion	(45,173)	(45)	535,565	536	(491)	-	-	-
Issuance of restricted stock for wages	-	-	78,125	78	24,922	-	-	25,000
Issuance of stock in conjunction with contracts	-	-	5,719,304	5,719	407,951	-	-	413,670
Beneficial conversion feature on convertible debt	-	-	-	-	2,867,112	-	-	2,867,112
Issuance of warrants in conjunction with debt	-	-	-	-	3,135,457	-	-	3,135,457
Share based compensation	-	-	-	-	208,124	-	-	208,124
Net loss	-	-	-	-	-	(6,873,052)	-	(6,873,052)

Balance as of June 30, 2018	3,594,610	$3,595	83,396,165	$83,396	$58,027,102	$(56,769,428)	$-	$1,344,665

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Shares Outstanding - Preferred	Preferred Stock	Shares Outstanding - Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subscriptions Payable	Total Stockholders’ Deficit
Balance as of March 31, 2019	3,577,370	$3,577	96,872,725	$96,873	$72,337,483	$(73,417,915)	$-	$(979,982)

Subscriptions payable	-	-	-	-	16,205	-	333,795	350,000
Issuance of common stock for advances	-	-	425,000	425	(425)	-	-	-
Issuance of Options in conjunction with contracts	-	-	-	-	9,261	-	-	9,261
BlackRidge Research equity sales	-	-	-	-	1,467,550	-	-	1,467,550
Share based compensation	-	-	-	-	219,201	-		219,201
Net loss	-	-	-	-	-	(9,239,339)	-	(9,239,339)

Balance as of June 30, 2019	3,577,370	3,577	97,297,725	97,298	74,049,275	(82,657,254)	333,795	(8,173,309)
Balance as of March 31, 2018	3,594,610	3,595	77,922,902	77,923	$53,874,800	(53,131,154)	-	825,164

Issuance of restricted stock for wages	-	-	78,125	78	24,922	-	-	25,000
Issuance of stock in conjunction with contracts	-	-	5,395,138	5,395	284,605	-	-	290,000
Beneficial conversion feature on convertible debt	-	-	-	-	1,820,130	-	-	1,820,130
Issuance of warrants in conjunction with debt	-	-	-	-	1,915,933	-	-	1,915,933
Share based compensation	-	-	-	-	106,712	-	-	106,712
Net loss	-	-	-	-	-	(3,638,274)	-	(3,638,274)

Balance as of June 30, 2018	3,594,610	$3,595	83,396,165	$83,396	$58,027,102	$(56,769,428)	$-	$1,344,665

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(15,609,911)	$(6,873,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241,673	258,358
Amortization of debt discounts	7,439,575	128,503
Common stock and warrants issued in conjunction with contracts	13,182	413,670
Share based compensation	438,056	208,124
Loss on extinguishment of debt	-	95,803
Changes in operating assets and liabilities:
Accounts receivable	(156,737)	9,432
Inventory	(36,679)	(15,595)
Prepaid expenses	(101,971)	(64,210)
Accounts payable	776,852	140,407
Accounts payable – related party	36,846	(17,214)
Accrued interest	906,043	162,207
Accrued interest – related party	15,919	81,964
Deferred revenue	50,163	(5,690)
Wages payable	447,076	293,520
Net Cash Used in Operating Activities	(5,539,913)	(5,183,773)

Cash Flows From Investing Activities
Purchases of property and equipment	(79,386)	-
Purchases of intangible assets	(1,222,011)	(1,182,763)
Net Cash Used in Investing Activities	(1,301,397)	(1,182,763)

Cash Flows From Financing Activities
Proceeds from BlackRidge Research equity sales	1,467,550	-
Proceeds from short term notes – related party	600,000	500,000
Proceeds from issuance of short term convertible notes	-	5,600,000
Proceeds from subscriptions payable	350,000	-
Proceeds from advances – related party	-	75,000
Repayments of short term debt	(25,000)	(5,000)
Repayments on long term debt	(166,668)	(200,000)
Net Cash Provided by Financing Activities	2,225,882	5,970,000

Net Decrease In Cash	(4,615,428)	(396,536)
Cash, Beginning of Period	4,693,950	421,869
Cash, End of Period	$78,522	$25,333

Non-Cash Investing and Financing Activities
Wages payable included in capitalized intangible assets	$-	$23,338
Preferred stock converted to common stock	$-	$536
Subscriptions receivable	$16,205	$-
Warrants issued in conjunction with debt agreements	$-	$3,039,654
Beneficial conversion features	$-	$2,867,112

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,908	$8,735
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

On June 2, 2019, the Company formed a new business subsidiary named BlackRidge Research, Inc. to perform research and development for future products and patents.

Principles of Consolidation - The Company and its subsidiaries consist of the following entities, which have been consolidated in the accompanying financial statements:

BlackRidge Technology International, Inc.
BlackRidge Technology Holding, Inc.
BlackRidge Technology, Inc.
BlackRidge Technology Government, Inc.
BlackRidge Secure Services, Inc.
BlackRidge Research, Inc.

All intercompany balances have been eliminated in consolidation.

Interim Financial Statements – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the SEC.

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

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.  At June 30, 2019 and December 31, 2018, the Company had cash balances in excess of FDIC insured limits of $0 and $4,110,236, respectively.

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue		Accounts Receivable
	Six Months Ended June 30,		June 30,
Customers	2019	2018	2019	2018
Customer A	83%	80%	73%	11%
Customer B	15%	3%	19%	89%
Customer C	2%	16%	8%	-%

	Revenue
	Three Months Ended June 30,
Customers	2019	2018
Customer A	53%	11%
Customer B	44%	-%
Customer C	3%	88%

Inventory - Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.  When market value is determined to be less than cost, the Company records an allowance for obsolescence.  The company’s inventory assets at June 30, 2019 and December 31, 2018 consisted primarily of hardware appliances valued as follows:

	As of June 30, 2019	As of December 31, 2018
Inventory	$428,337	$391,658
Less: allowance for obsolescence	(335,655)	(335,655)
	$92,682	$56,003

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

Disaggregation of Revenue – the following table presents our revenue disaggregated by major product and service lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product	$68,753	$4,804	$68,753	$4,804
Technical support and other	(3,629)	62,022	120,047	65,210
Total	$65,124	$66,826	$188,800	$70,014

Recently Issued Accounting Standards - From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases (“ASU 2016-02”). The guidance in this new standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting and eliminates the current real estate-specific provisions for all entities. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on all applicable operating leases.

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

NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six months ended and as of June 30, 2019, the Company incurred a net loss of $15,609,911, had a working capital deficit of $18,232,214, and cash used in operations of $5,539,913.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – INTANGIBLE ASSETS

During the six months ended June 30, 2019 and 2018, the Company capitalized $1,222,011 and $1,182,763, respectively, towards the development of software, intellectual property, and patent expenses.

The Company amortizes these costs over their related useful lives (approximately 7 to 20 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company reviews capitalized assets periodically for impairment any time there is a significant change that could lead to impairment, but not less than annually.  The Company recorded amortization of $113,509 and $226,977 and $134,824 and $253,954 related to intangible assets during the three and six months ended June 30, 2019 and 2018, respectively.

Intangible assets consisted of the following at June 30, 2019 and December 31, 2018:

	As of June 30, 2019	As of December 31, 2018	Estimated Useful Life
Patent Costs	554,874	542,846	15 years
Software Licenses	58,260	58,260	7 years
Software Development Costs	11,418,044	10,208,061	5 years
Less: accumulated amortization	(2,115,784)	(1,888,807)
	$9,915,394	$8,920,360

Based upon currently launched products, the Company anticipates amortization expense of approximately $480,000 during each of the next five years.

NOTE 4 – NOTES PAYABLE

Short term notes

At June 30, 2019 and December 31, 2018, the Company had outstanding short-term debt totaling $45,232.  These notes bear interest at the rates of between 10% and 12% annually and have maturity dates ranging from January 1, 2012 through December 31, 2014.  As these notes have exceeded their initial maturity dates, they are subject to the default interest rate of 15% per annum.

The following table summarizes the Company’s short-term notes payable for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30, 2019	December 31, 2018
Beginning Balance	$45,232	$50,232
Repayments	-	(5,000)
Ending Balance	$45,232	$45,232

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

The following table summarizes the Company’s long-term notes payable for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30, 2019	December 31, 2018
Beginning Balance	$366,657	$766,658
Repayments	(166,668)	(400,001)
Ending Balance	$199,989	$366,657
Short Term Portion of Long Term Debt	$199,989	$366,657
Long Term Debt	$-	$-

NOTE 5 – CONVERTIBLE NOTES

Short term convertible notes

On January 31, 2018, the Company issued a $100,000 convertible note bearing interest at 8% per annum.  The note matured on January 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 312,500 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $88,219 based on the intrinsic per share value of the conversion feature, and the warrants at $46,991 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $68,021 and $31,969, respectively.  At June 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets. The Company had accrued interest for this note in the amount of $14,759, which is included in accrued interest on the Company’s consolidated balance sheets. The Company is currently in the process of extending this note.

On February 23, 2018, the Company issued a $1,000,000 convertible note bearing interest at 9% per annum.  The note matured on February 28, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $417,757 based on the intrinsic per share value of the conversion feature, and the warrants at $540,553 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $417,757 and $350,882, respectively.  At June 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets. The Company had accrued interest for this note in the amount of $145,973, which is included in accrued interest on the Company’s consolidated balance sheets. The Company is currently in the process of extending this note.

On February 27, 2018, the Company issued a $1,000,000 convertible note bearing interest at 9% per annum.  The note matured on February 28, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $444,923 based on the intrinsic per share value of the conversion feature, and the warrants at $541,244 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $444,923 and $351,173, respectively.   At June 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets.  The Company had accrued interest for this note in the amount of $144,986, which is included in accrued interest on the Company’s consolidated balance sheets. The Company is currently in the process of extending this note.

On April 18, 2018, the Company issued a $2,000,000 convertible note bearing interest at 9% per annum.  The note matured on April 18, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 6,250,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $1,510,980 based on the intrinsic per share value of the conversion feature, and the warrants at $1,073,331 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $1,301,510 and $698,480, respectively.   At June 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets.  The Company had accrued interest for this note in the amount of $245,918, which is included in accrued interest on the Company’s consolidated balance sheets. The Company is currently in the process of extending this note.

On May 4, 2018, the Company issued an aggregate $1,500,000 in convertible notes bearing interest at 9% per annum.  These notes matured on May 31, 2019 and are convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 4,687,500 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $1,133,680 based on the intrinsic per share value of the conversion feature, and the warrants at $806,050 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $975,685 and $524,305, respectively.   At June 30, 2019, the principal balances were still outstanding and is included on the Company’s consolidated balance sheets.  The Company had accrued interest for these notes in the amount of $171,123, which is included in accrued interest on the Company’s consolidated balance sheets. The Company is currently in the process of extending this note.

On May 9, 2018, the Company issued a $1,028,274 convertible note bearing interest at 9% per annum as replacement for a $1,000,000 note plus accrued interest of $28,274 (see long term convertible notes section of this note).  The note matured on May 31, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,213,356 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $835,295 based on the intrinsic per share value of the conversion feature, and the warrants at $538,207 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based relative on fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $674,972 and $353,292, respectively.   At June 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $1,000,000.  The Company had accrued interest for this note in the amount of $116,040, which is included in accrued interest on the Company’s consolidated balance sheets. The Company is currently in the process of extending this note.

On July 5, 2018, the Company issued an aggregate $2,000,000 in convertible notes bearing interest at 9% per annum.  These notes mature on July 5, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 5 year warrants to purchase an aggregate of 8,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $1,307,658 based on the intrinsic per share value of the conversion feature, and the warrants at $1,354,741 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $1,192,302 and $807,658, respectively.  At June 30, 2019, the principal balances were still outstanding and are included on the Company’s consolidated balance sheets net of discounts at an aggregate $1,536,443.  The Company had accrued interest for these notes in the amount of $177,041, which is included in accrued interest on the Company’s consolidated balance sheets.

On July 10, 2018, the Company issued a $32,000 convertible note bearing interest at 9% per annum.  This note matures on July 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 128,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $15,005 based on the intrinsic per share value of the conversion feature, and the warrants at $21,711 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $15,005 and $12,935, respectively.   At June 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $30,146.  The Company had accrued interest for these notes in the amount of $2,801, which is included in accrued interest on the Company’s consolidated balance sheets.

On July 13, 2018, the Company issued a $200,000 in convertible notes bearing interest at 9% per annum.  This note matures on July 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $68,266 based on the intrinsic per share value of the conversion feature, and the warrants at $135,474 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $68,266 and $80,766, respectively.   At June 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $190,214.  The Company had accrued interest for these notes in the amount of $17,359, which is included in accrued interest on the Company’s consolidated balance sheets.

On September 17, 2018, the Company issued an aggregate $3,000,000 in convertible notes bearing interest at 9% per annum.  The notes mature on September 17, 2019 and are convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 7 year warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $2,921,170 based on the intrinsic per share value of the conversion feature, and the warrants at $1,617,415 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $1,949,132 and $1,050,858, respectively.  Additionally, as further inducement to write this this note, the Company agreed to grant all of the investor’s existing notes as well as several other existing noteholders with relationships to the investor the same terms on their existing debt that this debt carries.  These new terms were required to write the notes, therefore, the Company has accounted them as a discount on this note, the value of which is included in the beneficial conversion value.  At June 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $180,102.  The Company had accrued interest for these notes in the amount of $211,562, which is included in accrued interest on the Company’s consolidated balance sheets.

On December 4, 2018, the Company issued an aggregate $3,000,000 in convertible notes bearing interest at 9% per annum.  The notes mature on December 4, 2019 and are convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 7 year warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. As additional consideration for this note, the Company issued an aggregate 4,006,250 shares of the Company’s common stock. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $2,248,088 based on the intrinsic per share value of the conversion feature, the warrants at $1,589,454 using the Black-Scholes pricing model, and the stock at $1,346,000.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature, warrants, and stock as a discount to the debt in the amount of $1,516,302, $803,369 and $680,319, respectively.  At June 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $13,105.  The Company had accrued interest for these notes in the amount of $153,863, which is included in accrued interest on the Company’s consolidated balance sheets.

On December 19, 2018, the Company issued an aggregate $3,000,000 in convertible notes bearing interest at 9% per annum.  The notes mature on December 19, 2019 and are convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 7 year warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $555,512 based on the intrinsic per share value of the conversion feature, and the warrants at $1,581,347 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $555,512 and $1,035,512, respectively.  At June 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $2,101,242.  The Company had accrued interest for these notes in the amount of $142,767, which is included in accrued interest on the Company’s consolidated balance sheets.

Short term convertible notes – related party

On October 31, 2013, the Company agreed to convert balances owed to the Company’s corporate counsel in the amount of $183,172 into a 42 month convertible note bearing interest at 12% annually and convertible into 203,525 shares of convertible preferred stock at the rate of $0.90 per share.  At June 30, 2019, $158,172 of the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $187,086 which is included in accrued interest – related party on the Company’s consolidated balance sheets.  The note carries a default rate of 18% for any principal not paid by the maturity date.

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

On April 26, 2019, the Company issued a $200,000 convertible note bearing interest at 7% per annum to John Hayes, the Company’s Chief Technology Officer, Director and significant shareholder.  This note matures on March 31, 2020 and is convertible into the Company’s Common Stock at a price of $0.25 per share at the holder’s request.  At June 30, 2019, $200,000 of the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $2,493, which is included in accrued interest – related party on the Company’s consolidated balance sheets.  The note carries a default interest rate of 15% for any principal remaining unpaid by the maturity date.

On May 3, 2019, the Company issued a $100,000 convertible note bearing interest at 7% per annum to John Hayes, the Company’s Chief Technology Officer, Director and significant shareholder.  This note matures on March 31, 2020 and is convertible into the Company’s Common Stock at a price of $0.25 per share at the holder’s request.  At June 30, 2019, $100,000 of the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $1,688, which is included in accrued interest – related party on the Company’s consolidated balance sheets.  The note carries a default interest rate of 15% for any principal remaining unpaid by the maturity date.

On May 15, 2019, the Company issued a $300,000 convertible note bearing interest at 7% per annum to John Hayes, the Company’s Chief Technology Officer, Director and significant shareholder.  This note matures on March 31, 2020 and is convertible into the Company’s Common Stock at a price of $0.25 per share at the holder’s request.  At June 30, 2019, $300,000 of the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $2,071, which is included in accrued interest – related party on the Company’s consolidated balance sheets.  The note carries a default interest rate of 15% for any principal remaining unpaid by the maturity date.

Long term convertible notes

On December 21, 2017, the Company issued a $150,000 convertible note bearing interest at 8% per annum.  The note matures on December 21, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The Company has determined the note to contain a beneficial conversion feature valued at $69,935 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 468,750 shares of the company’s common stock at an exercise price of $0.32 per share.  The warrants were valued at $69,935 using the Black-Scholes pricing model and were recorded as a discount to the note.  At June 30, 2019 the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at $76,795.  The Company had accrued interest for this note in the amount of $18,280, which is included in accrued interest on the Company’s consolidated balance sheets.

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

The following table summarizes the Company’s convertible notes payable for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30, 2019	December 31, 2018
Beginning Balance, net of discounts	$3,471,644	$601,576
Proceeds from issuance of convertible notes, net of issuance Discounts	-	1,903,438
New convertible notes	600,000	-
Repayments	(25,000)	-
Restructuring of debt	-	(112,017)
Conversion of notes payable into common stock	-	(570,000)
Amortization of discounts	7,439,575	1,648,647
Ending Balance, net of discounts	$11,486,219	$3,471,644
Convertible notes, short term	$17,860,274	$17,860,274
Convertible notes, short term – related party	$758,172	$183,172
Convertible notes, long term	$150,000	$150,000
Debt discounts	$7,282,227	$14,721,802

 The following table summarizes the Company’s short term convertible notes payable as of June 30, 2019:

Note(s) Date	Maturity Date	Interest	Principal
1/31/2018*	1/31/2019	8%	$100,000
2/23/2018**	2/28/2019	9%	1,000,000
2/27/2018**	2/28/2019	9%	1,000,000
4/18/2018**	4/18/2019	9%	2,000,000
5/4/2018**	5/31/2019	9%	1,500,000
5/9/2018**	5/31/2019	9%	1,028,274
7/5/2018**	7/5/2019	9%	2,000,000
7/10/2018**	7/10/2019	9%	32,000
7/13/2018**	7/13/2019	9%	200,000
9/17/2018	9/17/2019	9%	3,000,000
12/4/2018	12/4/2019	9%	3,000,000
12/19/2018	12/19/2019	9%	3,000,000
			$17,860,274

*Note currently in default.  The Company is currently working with noteholder to extend the note
**Note maturity dates extended subsequent to the date of these financial statements

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

Rent expense was $150,666 and $155,474 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, future minimum lease payments are as follows:

Year Ending December 31,
2019 (six months)	$101,619
2020	209,559
2021	214,107
2022	218,654
2023 and thereafter	18,569
Total minimum lease payments	$762,508

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

NOTE 7 ‑ RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2019, the Company incurred interest expense on notes to related parties in the aggregate amount of $10,984 and $15,919, respectively (see Note 4 – Short term notes – related party & Note 5 – Convertible Notes).

Accounts payable related party

At June 30, 2019 and December 31, 2018, the Company had a balance in related party accounts payable of $46,536 and $9,690, respectively, which consisted of the following:

			June 30,	December 31,
Party Name:	Relationship:	Nature of transactions:	2019	2018
John Bluher	Chief Financial Officer	Expense reimbursement	$75	$4,465
Robert Graham	Chairman and CEO	Expense reimbursement	9,874	-
John Hayes	Chief Technology Officer	Expense reimbursement	36,587	5,225
			$46,536	$9,690

Related Party Notes

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company issued notes and converted notes to related parties, see Note 5 – Notes Payable, and Note 6 – Convertible Notes for full disclosure.

NOTE 8 ‑ STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500 million shares of common stock, par value $0.001 per share, and 50 million shares of preferred stock, par value $0.001 per share.  Each share of the Company’s preferred stock was originally convertible into 10 shares of common stock, subject to adjustment, has voting rights equal to its common stock equivalent, 7% cumulative dividend rights, and has liquidation rights that entitle the holder to the receipt of net assets of the Company on a pro-rata basis.  The Company had 97,297,725 and 96,872,725 common shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively and 3,577,370 Series A preferred shares issued and outstanding as of June 30, 2019 and December 31, 2018.  The Company did not declare any dividends during the six months ended June 30, 2019

During the six months ended June 30, 2019, the Company received an aggregate $350,000 in proceeds for the future issuance of Series B preferred stock at the unadjusted rate of $0.25 per share.  The Company is currently in the process of designating this series of preferred stock, at which time the subscriptions will be issued.

During the six months ended June 30, 2019, the Company received an aggregate $1,467,550 in proceeds from the sale of 30,000 shares $50 per share of preferred stock in its Blackridge Research subsidiary.  These shares are convertible into 1,500,000 common shares of Blackridge Research or convertible into common shares of the Company at the rate 200 common shares per preferred share.  In conjunction with these sales, the company issued 4,000,000 warrants to purchase common shares of the Company at a price of $0.25 per share.  The Company valued the warrants at $189,594 using the Black Scholes pricing model.

NOTE 9 – SHARE BASED COMPENSATION

During the six months ended June 30, 2019, the Company issued 248,000 5-year options to purchase common stock to employees and directors under the 2017 Stock Incentive Plan.  The options were valued at $24,357 using the Black-Scholes pricing model.  As of June 30, 2019, the total unrecognized expense for unvested share based compensation is $1,584,394.  The 2017 Stock Incentive Plan allows for a maximum 25,000,000 shares to be issued, of which 7,808,699 shares remain available for issuance as of June 30, 2019.  The Company recognized stock option expenses during the three and six months ended June 30, 2019 and 2018 of $219,201 and $438,056 and $106,711 and $208,124, respectively.

The fair values at the commitment date for the options were based upon the following management assumptions as of June 30, 2019:

Commitment Date
Expected dividends	0%
Expected term	5 years
Risk free rate	2.15 - 2.49%
Volatility	48.21 – 48.46%

The activity of options granted to during the year ended December 31, 2018 and six months ended June 30, 2019 is as follows:

	Employee and Director Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Grant Date Fair Value
Balance – December 31, 2017	6,962,560	$0.60	4.65 years	$0.28
Granted	10,390,741	$0.33	5 years	$0.16
Exercised	-
Expired	(57,827)
Forfeited	(349,048)
Ending Balance – December 31, 2018	16,946,426	$0.43	4.32 years	$0.20
Granted	248,000	$0.25	5 years	$0.10
Exercised	-
Expired	(3,125)	$0.35	4.5 years	$0.16
Forfeited	-
Ending Balance – June 30, 2019	17,191,301	$0.43	3.89 years	$0.20
Exercisable options	8,476,921	$0.45	3.89 years	$0.21

The Company’s outstanding employee options at June 30, 2019 are as follows:

Options Outstanding				Option Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.25 - $0.60	17,191,301	3.89	$0.43	7,808,699	$0.45	$-

The weighted average fair value per option issued during the six months ended June 30, 2019 was $0.10.

NOTE 10 – WARRANTS

During the six months ended June 30, 2019, the Company issued 4,625,000 warrants to purchase common stock at a price of $0.25 per share.  The warrants vest ratably over a twelve month period. The Company valued the new warrants at $214,538 using the Black Scholes pricing model, $9,261 and $13,182 of which is included in selling, general and administrative expense on the Company’s statement of profit and loss for the three and six months ended June 30, 2019, respectively.

The fair values at the commitment date for the warrants were based upon the following management assumptions as of June 30, 2019:

Commitment Date
Expected dividends	0%
Expected term	5 - 7 years
Risk free rate	1.76 - 2.62%
Volatility	48.21 – 48.46%

The activity of warrants granted to during the six months ended June 30, 2019 and the year ended December 31, 2018 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Grant Date Fair Value
Balance – December 31, 2017	43,068,636	$0.45	4.69 years	$0.08
Granted	73,755,856	$0.26	6.68 years	$0.14
Exercised	-
Expired	-
Forfeited	(7,087,500)
Ending Balance – December 31, 2018	109,736,992	$0.32	5.46 years	$0.13
Granted	4,625,000	$0.25	6.73 years	$0.05
Exercised	-
Expired	-
Forfeited	-
Ending Balance – June 30, 2019	114,361,992	$0.32	5.04 years	$0.13
Exercisable options	114,361,992	$0.32	5.04 years	$0.13

The Company’s outstanding warrants at June 30, 2019 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.01 - $0.70	114,361,992	5.04	$0.32	109,771,492	$0.32	$525,463

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

Since the Company reflected a net loss for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019	As of December 31, 2018
Warrants (exercise price $0.01 - $0.70/share)	114,361,992	109,736,992
Options (exercise price $0.25 - $0.66/share)	20,681,176	20,436,601
Preferred Stock (exchange ratio 16.69 – 16.97)	60,711,871	59,691,998
Preferred Stock in BlackRidge Research (exchange ratio 200)	8,000,000	-
Convertible Debt	2,400,000	-
	206,155,039	189,865,591

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported.  Management has determined that other than those listed below, there were no additional reportable subsequent events to be disclosed.

Notes Payable

Effective July 25, 2019, The Company extended several matured notes totaling $8,528,274 to a new one year term maturing July 25, 2020.  In conjunction with these extensions, aggregate accrued interest of $1,062,502 was added to the principle of the outstanding notes.  The extended notes bear interest at the original interest rate of 9%, and have a default rate of 15%.

Equity Issuance

On August 5, 2019, the Company received $500,000 in proceeds from the sale of 10,000 shares, or $50 per share, of preferred stock in its Blackridge Research subsidiary.  These shares are convertible into an equal number of common shares of Blackridge Research or convertible into common shares of the Company at the rate of 200 common shares per preferred share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

BlackRidge Technology International, Inc., formerly known as Grote Molen, Inc., ("we," "us," "our," the "Company" or "BlackRidge") was incorporated under the laws of the State of Nevada on March 15, 2004.

We develop and market next generation, cyber defense solutions that stop cyber-attacks and block unauthenticated access. Our zero-trust network access model is based on our patented Transport Access Control technology and is designed to isolate, cloak and protect servers and cloud services and segment networks for regulatory compliance. BlackRidge products are used in enterprise and government computing environments, the industrial Internet of Things ("IoT"), and other cloud and managed service provider systems.

Business

The Company develops, markets and supports a family of cyber security products that provide a next generation cyber defense solution for protecting enterprise networks and cloud services, and more recently, healthcare, industrial controls, smart cities and critical infrastructure systems. With our patented technology, network connected devices and server resources located in the enterprise and datacenters, factory and hospital floors, and cloud systems are better protected, less expensive to protect, and less vulnerable to compromise from cyber-attacks and insider threats. We believe that our zero trust, identity-based approach to cyber defense offers superior performance compared to legacy network security approaches and greatly reduces business risk and operational costs for organizations by eliminating malicious and unwanted traffic from their networks and systems.

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

BlackRidge products implement a zero trust model to provide advanced identity-based cyber defense capabilities compared to advanced firewalls and VPNs in applications such as network segmentation, software defined networks, and protecting cloud services, IoT, and critical infrastructure devices. BlackRidge conceals or cloaks network resources from network mapping, reconnaissance and other forms of unauthorized access and attacks which cannot be blocked by advanced firewalls or malware detection systems. This significantly reduces their cyber-attack surface which is the ability for their systems to be found and attacked. Furthermore, unlike VPN and tunneling technologies that encrypt network traffic, our solution enables customers to continue to use their advanced analytical and machine learning tools. This is also important for Industrial Control Systems and IIoT environments that need to deploy advanced IoT analytics tools to support digital transformation and automation initiatives such as condition-based monitoring.

For Industrial IoT and critical infrastructure environments, BlackRidge products effectively let organizations establish end-to-end trust by transporting authenticated identity through the stack – across already installed sensors to clouds and IoT analytics servers – cost effectively and with minimal latency added to the network. This ability to add security to legacy or brownfield environments addresses the risk of the increasing attack surface from the convergence of OT with IT networks. Organizations tasked with operating and managing factory automation or critical infrastructure systems can now secure legacy equipment with long shelf life and known vulnerabilities.

The BlackRidge solution is available in the following product configurations, with additional platform support and endpoints under development:

•	1U rack-mountable 1GbE or 10GbE network appliance;
•	1GbE fanless desktop appliance;
•	VMware ESXi™ and KVM virtual appliances;
•	Amazon Web Services and Microsoft Azure cloud virtual appliances;
•	Windows and Linux software endpoints; and
•	IoT endpoints and devices.

BlackRidge products are priced and licensed per gateway appliance or endpoint device, and on the total number of user and device identities supported in an implementation. We offer annual subscription pricing  along with perpetual, enterprise site and Original Equipment Manufacturer (“OEM”) licensing. BlackRidge gateways can support up to 100,000 identities and 4,000,000 sessions, providing a highly scalable enterprise solution that operates with low latency and high throughput compared to the limitations of current network security devices.

Network and cloud deployments options include deploying in-line as a network protection or microsegmentation device or logically inline for cloud deployments. BlackRidge’s software and systems are designed to be highly resilient and can be configured for high availability and failover. Deployment risk is addressed by monitoring and verifying security policies during deployment with progressive modes of bridge, monitor and audit, and then enforce policy; and by logging all policy enforcement actions.

Our products are protected by nine U.S. Patents including "First Packet Authentication," "Concealing a Network Connected Device," "Digital Identity Authentication," and "Statistical Object Identification," and "Method for Directing Requests to Trusted Resources."

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

Technology Alliance Partners

BlackRidge participates in an ecosystem of technology alliance partners to extend the breadth and depth and market research of our products and partner solutions. By helping to ease the complications that organizations face when implementing multi-layered security solutions, our technology alliances facilitate integrated solution design, accelerate the time to realize value, and enhance our role as a strategic security partner.

Markets, Customers and Distribution Channels

The BlackRidge network security and adaptive cyber defense solution is broadly applicable to virtually all enterprise, government and industrial control, and critical infrastructure or utility market segments. Whether deployed directly in a customer's environment or embedded as part of partner’s cloud service or solution, BlackRidge products provide a new level of zero trust based cyber defense not available in the market today.

BlackRidge markets and sells its products to government and commercial users through multiple channels, including direct sales, integrator and reseller channel partners, cloud and managed service providers, and through strategic OEM partners. The initial sales focus and market entry strategy for BlackRidge was the U.S. Department of Defense, which is a key leverage point for the company's current commercial, government, and international sales efforts. Our customers and strategic technology partners include Cisco, IBM, I-NET, Marist College, Microsoft, National Instruments, NTT AT, Oracle, PTC, SafeLogic, Splunk, the U.S. Department of Defense, the U.S. Department of Energy, and VMware. Our global channel partners include Atrion, B&D Consulting, LRS IT Solutions, Network Runners, Nihon Cornet Technology, NTT AT, and Presidio.

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

Marketing

Our marketing is focused on building our brand reputation and market awareness for our company and our unique technology capabilities and platform, driving customer and partner demand and building a strong sales pipeline, and working with our channel and OEM partners to facilitate their sales efforts. Our marketing team consists of corporate marketing, product marketing and product management, digital marketing operations, and corporate communications. Marketing and product management activities include sales training and enablement, market and customer requirements, competitive market analysis, content creation for marketing programs, demand generation programs including digital marketing programs and trade shows and conferences, product launch activities, managing our corporate and investor website, social media, and press and analyst relations.

Research and Development

We continue to enhance our BlackRidge TAC software, the core software used in the BlackRidge products. This software is responsible for the identity tokenization, token processing and authentication and the insertion into and recognition of TAC tokens in network sessions. The TAC software has been developed domestically within the U.S. using only U.S. citizens. This software includes implementations of granted and pending patents owned by BlackRidge.

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

On June 2, 2019, the Company formed a new subsidiary named BlackRidge Research, Inc. to specifically perform research and development for future products and patents.

Intellectual Property

BlackRidge focuses on developing patent protection for products it develops and for products and features that are anticipated. We constantly perfect and file new applications where appropriate.

The granted patents focus on the communication of identity tokens at the network layer (6,973,496, 8,346,951), combining identity authentication at different security layers (8,281,127, 8,635,445), insuring the integrity of token authentication (8,572,697, 9,973,499) and using identity to select amongst a set of trusted resources (9,118,644). The pending applications focus on extending the above protections (15/732,282, 15/998,262), using network identity in a firewall (14/545,988) and making network routing policy decisions using identity (16/350,200).

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at June 30, 2019 and December 31, 2018.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the six months ended June 30, 2019 and 2018.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of June 30, 2019 and December 31, 2018, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Sales

Total sales during the three months ended June 30, 2019 were $65,124, as compared to sales during the three months ended June 30, 2018 of $66,826, a decrease of $1,702 or approximately 3%.  Management believes historical sales not to be indicative of future expectations due to our historically limited business operations.  We believe that future sales will increase over the coming quarters as we market our new suite of products.

Operating Expenses

Our selling, general and administrative expenses were $3,620,718 for the three months ended June 30, 2019, compared to $3,367,367 for the three months ended June 30, 2018, an increase of $253,351, or approximately 8%.  The increase in selling, general and administrative expenses in the current period is primarily attributable to approximate increases, $60,732 in sales and marketing expense, $220,566 in wage expenses, $112,490 in stock based compensation, and $505,054 in professional fees, partially offset by approximate decreases of $20,949 in engineering expense, $120,000 in bonuses, $220,323 in amortization of capitalized software, and $290,030 in non-cash expenses related to stock issuances for consulting contracts.

Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $5,682,926 and $241,930 for the three months ended June 30, 2019 and 2018, respectively.  The increase in interest expense of $5,440,996 in the current year is attributable primarily to an increase in the amortization of debt discounts and an increase in overall debt financing during the current quarter as compared to the prior year.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Sales

Total sales during the six months ended June 30, 2019 were $188,800, as compared to sales during the six months ended June 30, 2018 of $70,014, an increase of $118,786 or approximately 169.66%.  This increase was primarily due to new contracts during the current period.  Management believes historical sales will not be indicative of future expectations due to our historically limited business operations.  We believe that future sales will increase over the coming quarters as we market our new suite of products.

Operating Expenses

Our selling, general and administrative expenses were $7,425,447 for the six months ended June 30, 2019, compared to $6,465,804 for the six months ended June 30, 2018, an increase of $959,643, or approximately 14.84%.  The increase in selling, general and administrative expenses in the current period is primarily attributable to approximate increases of $44,011 in engineering expense, $127,735 in sales and marketing expense, $484,194 in wage expenses, $229,932 in stock based compensation, and $618,319 in professional fees, partially offset by an approximate decrease of $413,670 non-cash expenses related to stock issuances for consulting contracts.

Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $8,372,445 and $381,408 for the six months ended June 30, 2019 and 2018, respectively.  The increase in interest expense of $7,991,037 in the current year is attributable primarily to an increase in the amortization of debt discounts and an increase in overall debt financing during the current quarter as compared to the prior year.

Liquidity and Capital Resources

At June 30, 2019, we had total current assets of $654,917, including cash of $78,522, and current liabilities of $18,887,131, resulting in working capital deficit of $18,232,214.  Our current assets and working capital included receivables of $259,029, inventory of $92,682 and prepaid expenses of $224,684.

In addition, as of June 30, 2019, we had a total stockholders' deficit of $8,173,309.  As we have worked toward our acquisition and new product launches, we have primarily financed recent operations, the development of technologies, and the payment of expenses through the issuance of our debt, common stock, preferred stock and warrants.

For the six months ended June 30, 2019, net cash used in operating activities was $5,539,913, as a result of our net loss from continued operations of $15,609,911 and increases in accounts receivable of $156,737, inventory of $36,679, and prepaid expenses of $101,971, partially offset by non-cash expenses totaling $8,132,486 and increases in accounts payable and accrued expenses of $776,852, accounts payable and accrued expenses – related party of $36,846, accrued interest of $906,043, accrued interest – related party of $15,919, deferred revenue of $50,163 and wages payable of $447,076.

By comparison, for the six months ended June 30, 2018, net cash used in operating activities was $5,183,773, as a result of our net loss from continued operations of $6,873,052 and increases in inventory of $15,595, prepaid expenses of $64,210, and decreases in deferred revenue of $5,690, accounts payable and accrued expenses – related party of $17,214, partially offset by non-cash expenses totaling $1,104,458, and increases in accounts payable and accrued expenses of $140,407, accrued interest of $162,207, accrued interest - related party of $81,964, wages payable of $293,520, and a decrease in accounts receivable of $9,432.

Cash used in investing activities for the six months ended June 30, 2019 was $1,301,397 compared to $1,182,763 for the six months ended June 30, 2018.  The increase in the current period is due primarily to an increase in capitalized engineering costs related to the Company’s technology development as well as an approximate $79,000 in purchases of property and equipment.

For the six months ended June 30, 2019, net cash provided by financing activities was $2,225,882, comprised of proceeds from sales of equity in BlackRidge Research of $1,467,550, proceeds from short term notes – related party of $600,000 and proceeds from subscriptions payable, partially offset by the repayments of short term notes of $25,000 and repayments of long-term notes of $166,668.

For the six months ended June 30, 2018, net cash provided by financing activities was $5,970,000, comprised of proceeds from the sale short term notes – related party of $500,000, short term convertible notes of $5,600,00 and advances – related party of $75,000, partially offset by the repayments of short term notes of $5,000 and repayment of long-term notes of $200,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls over Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of June 30, 2019, the end of the period covered by this report.  Based upon that evaluation, we have concluded that our disclosure controls and procedures as of June 30, 2019 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019, the Company received an aggregate $1,467,550 in proceeds from the sale of 1,500,000 shares of preferred stock in its Blackridge Research subsidiary.  These shares are convertible into an equal number of common shares of Blackridge Research or convertible into common shares of the Company at the rate of $0.25 per share.  In conjunction with these sales, the company issued 4,000,000 warrants to purchase common shares of the Company at a price of $0.25 per share.  The Company valued the warrants at $189,594 using the Black Scholes pricing model.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Identification of Exhibit

10.1	Form of note issued for preferred shares of BlackRidge Research Inc. *

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

101.xml	XBRL Instance Document

101.xsd	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.

Date:	August 14, 2019	By:	/s/ Robert Graham
Robert Graham, Chief Executive Officer and President

Date:	August 14, 2019	By:	/s/ John Bluher
John Bluher, Chief Financial Officer