Form 10-Q
period 2019-09-30
BlackRidge Technology International, Inc.
filed 2019-11-14
CIK 1456212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	☐ .	Accelerated filer	☐ .
Non-accelerated filer	X .	Smaller reporting company	X .
Emerging growth company	X ..

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       . .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2019
Common Stock, $0.001 par value per share	100,209,188 shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$276,167	$4,693,950
Accounts receivable	269,511	102,292
Inventory	95,013	56,003
Prepaid expenses	220,345	122,713
Total Current Assets	861,036	4,974,958

Property and equipment, net	134,694	78,821
Intangible assets, net	10,369,326	8,920,360
Total Assets	$11,365,056	$13,974,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,940,261	$2,089,322
Accounts payable and accrued expenses – related party	367,011	9,690
Accrued interest	739,298	714,187
Accrued interest – related party	208,708	177,419
Wages payable	1,946,241	1,928,639
Deferred revenue	31,434	3,535
Short-term notes payable	45,232	45,232
Current portion of long term debt	66,655	366,657
Convertible notes, short term, net of discounts	17,226,807	3,248,746
Convertible notes, long term, net of discounts, current portion	107,327	39,726
Convertible notes, short term – related party	758,172	183,172
Total Current Liabilities	25,437,146	8,806,325

Total Liabilities	25,437,146	8,806,325

Stockholders' (Deficit) Equity
Preferred Stock A, Par Value $0.001, 48,000,000 shares authorized; 3,577,370 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3,577	3,577
Preferred Stock B, Par Value $0.001, 2,000,000 shares authorized; 14,000 and none issued and outstanding at September 30, 2019 and December 31, 2018, respectively	14	-
Common Stock, Par Value $0.001, 500,000,000 shares authorized; 99,868,418 and 96,872,725 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	99,868	96,873
Additional paid-in capital	76,242,582	72,114,707
Accumulated deficit	(90,418,131)	(67,047,343)
Total Stockholders' (Deficit) Equity	(14,072,090)	5,167,814
Total Liabilities and Stockholders' (Deficit) Equity	$11,365,056	$13,974,139

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$108,811	$74,102	$297,611	$144,116
Cost of Goods Sold	-	8,543	819	8,593
Gross Profit	108,811	65,559	296,792	135,523

Operating Expenses
Engineering	1,853	48,775	81,208	84,119
Sales and Marketing	15,303	5,620	143,192	5,774
General and Administrative	3,572,044	3,824,520	10,790,247	10,254,826
Total Operating Expenses	3,589,200	3,878,915	11,014,647	10,344,719

Gain (Loss) from Operations	(3,480,389)	(3,813,356)	(10,717,855)	(10,209,196)

Other Income (Expense)
Loss on extinguishment	309,013	(511,086)	309,013	(606,890)
Interest Income	-	-	-	-
Interest (Expense)	(4,574,131)	(610,167)	(12,930,657)	(909,611)
Interest (Expense) - related party	(15,370)	(33,758)	(31,289)	(115,722)
Total Other Income (Expense)	(4,280,488)	(1,155,011)	(12,652,933	(11,841,419)

Net Loss Before Income Taxes	(7,760,877)	(4,968,367)	(23,370,788)	(632,223)

Income tax	-	-	-	-

Net Loss	$(7,760,877)	$(4,968,367)	$(23,370,788)	$(11,841,419)

Basic and Diluted loss per share	$(0.08)	$(0.06)	$(0.24)	$(0.15)

Weighted Average Shares Outstanding – Basic and Diluted	98,259,658	83,479,985	97,388,301	80,888,116

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Shares Outstanding – Preferred A	Preferred Stock A	Shares Outstanding – Preferred B	Preferred Stock B	Shares Outstanding - Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2018	3,577,370	$3,577	-	$-	96,872,725	$96,873	$72,114,707	$(67,047,343)	$5,167,814

Issuance of preferred stock	-	-	14,000	14	-	-	349,986	-	350,000
Issuance of common stock for advances	-	-	-	-	425,000	425	(425)	-	-
Issuance of restricted stock for wages	-	-	-	-	792,435	792	178,642	-	179,434
Issuance of stock in conjunction with contracts	-	-	-	-	240,000	240	57,360	-	57,600
BlackRidge Research equity sales	-	-	-	-	-	-	1,983,755	-	1,983,755
Issuance of options for payables	-	-	-	-	-	-	7,551	-	7,551
Issuance of stock in conjunction with debt agreements	-	-	-	-	1,538,258	1,538	244,328	-	245,866
Issuance of warrants in conjunction with debt agreements	-	-	-	-	-	-	100,049	-	100,049
Issuance of options in conjunction with contracts	-	-	-	-	-	-	29,270	-	29,270
Issuance of options for wages payable	-	-	-	-	-	-	469,906	-	469,906
Share based compensation	-	-	-	-	-	-	707,453	-	707,453
Net loss	-	-	-	-	-	-	-	(23,370,788)	(23,370,788)

Balance as of September 30, 2019	3,577,370	3,577	14,000	$14	99,868,418	99,868	76,242,582	(90,418,131)	(14,072,090)
Balance as of December 31, 2017	3,639,783	3,640	-	-	77,063,171	77,063	51,384,027	(49,896,376)	1,568,354

Preferred share conversion	(45,173)	(45)	-	-	535,565	536	(491)	-	-
Issuance of restricted stock for wages	-	-	-	-	78,125	78	24,922	-	25,000
Issuance of stock in conjunction with contracts	-	-	-	-	5,719,304	5,719	407,951	-	413,670
Issuance of options in conjunction with contracts	-	-	-	-	-	-	85,921	-	85,921
Issuance of stock for debt conversion	-	-	-	-	4,775,638	4,776	1,189,134	-	1,193,910
Issuance of stock for wages payable	-	-	-	-	2,935,818	2,936	1,024,600	-	1,027,536
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	5,726,678	-	5,726,678
Issuance of warrants in conjunction with debt	-	-	-	-	-	-	6,250,898	-	6,250,898
Share based compensation	-	-	-	-	-	-	708,684	-	708,684
Net loss	-	-	-	-	-	-	-	(11,841,419)	(11,841,419)

Balance as of September 30, 2018	3,594,610	$3,595	-	$-	91,107,621	$91,108	$66,802,323	$(61,737,795)	$5,159,231

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Shares Outstanding – Preferred A	Preferred Stock A	Shares Outstanding – Preferred B	Preferred Stock B	Shares Outstanding - Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subscriptions Payable	Total Stockholders’ Deficit
Balance as of June 30, 2019	3,577,370	$3,577	-	$-	97,297,725	$97,298	$74,049,275	$(82,657,254)	$333,795	$(8,173,309)

Issuance of preferred stock	-	-	14,000	14	-	-	349,986	-	(350,000)	-
Issuance of restricted stock for wages	-	-	-	-	792,435	792	178,642	-	-	179,434
Issuance of stock in conjunction with contracts	-	-	-	-	240,000	240	57,360	-	-	57,600
BlackRidge Research equity sales	-	-	-	-	-	-	500,000	-	16,205	516,205
Issuance of options for payables	-	-	-	-	-	-	7,551	-	-	7,551
Issuance of stock in conjunction with debt agreements	-	-	-	-	1,538,258	1,538	244,328	-	-	245,866
Issuance of warrants in conjunction with debt agreements	-	-	-	-	-	-	100,049	-	-	100,049
Issuance of options in conjunction with contracts	-	-	-	-	-	-	16,088	-	-	16,088
Issuance of options for wages payable	-	-	-	-	-	-	469,906	-	-	469,906
Share based compensation	-	-	-	-	-	-	269,397	-	-	269,397
Net loss	-	-	-	-	-	-	-	(7,760,877)	-	(7,760,877)

Balance as of September 30, 2019	3,577,370	3,577	14,000	$14	99,868,418	99,868	76,242,582	(90,418,131)	-	(14,072,090)
Balance as of June 30, 2018	3,594,610	3,595	-	$-	83,396,165	83,396	58,027,102	(56,769,428)	-	1,344,665

Issuance of options in conjunction with contracts	-	-	-	-	-	-	85,921	-	-	85,921
Issuance of stock for debt conversion	-	-	-	-	4,775,638	4,776	1,189,134	-	-	1,193,910
Issuance of stock for wages payable	-	-	-	-	2,935,818	2,936	1,024,600	-	-	1,027,536
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	2,859,566	-	-	2,859,566
Issuance of warrants in conjunction with debt	-	-	-	-	-	-	3,115,441	-	-	3,115,441
Share based compensation	-	-	-	-	-	-	500,560	-	-	500,560
Net loss	-	-	-	-	-	-	-	(4,968,367)	-	(4,968,367)

Balance as of September 30, 2018	3,594,610	$3,595	-	$-	91,107,621	$91,108	$66,802,323	$(61,737,795)	$-	$5,159,231

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(23,370,788)	$(11,841,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365,718	348,712
Amortization of debt discounts	11,559,076	520,022
Common stock and warrants issued in conjunction with contracts	60,000	413,670
Share based compensation	707,453	708,684
Warrants issued in conjunction with contracts	29,270	85,921
(Gain) loss on extinguishment of debt	(309,013)	606,890
Changes in operating assets and liabilities:
Accounts receivable	(167,219)	48,859
Inventory	(39,010)	(15,595)
Prepaid expenses	(97,632)	237,493
Accounts payable	1,868,439	(42,330)
Accounts payable – related party	357,321	(11,411)
Accrued interest	1,357,612	380,104
Accrued interest – related party	31,289	115,722
Deferred revenue	27,899	(3,822)
Wages payable	963,606	736,108
Net Cash Used in Operating Activities	(6,655,979)	(7,712,392)

Cash Flows From Investing Activities
Capitalized patent costs	(18,898)	-
Purchases of property and equipment	(79,386)	-
Purchases of intangible assets	(1,772,273)	(1,683,431)
Net Cash Used in Investing Activities	(1,870,557)	(1,683,431)

Cash Flows From Financing Activities
Proceeds from sale of preferred stock	350,000	-
Proceeds from BlackRidge Research equity sales	1,983,755	-
Proceeds from short term notes – related party	600,000	732,000
Proceeds from issuance of short term convertible notes	1,500,000	10,832,000

Proceeds from advances – related party	-	75,000
Repayments of short term debt	(25,000)	(5,000)
Repayments on long term debt	(300,002)	(300,001)
Net Cash Provided by Financing Activities	4,108,753	11,333,999

Net Increase (Decrease) In Cash	(4,417,783)	1,938,176
Cash, Beginning of Period	4,693,950	421,869
Cash, End of Period	$276,167	$2,360,045

Non-Cash Investing and Financing Activities
Wages payable included in capitalized intangible assets	$-	$23,338
Preferred stock converted to common stock	$-	$536
Common stock issued in conjunction with debt agreements	$245,866	$-
Warrants issued in conjunction with debt agreements	$100,049	$5,644,008
Common stock issued for wages payable	$198,108	$-
Options issued for wages payable	$707,453	$-
Conversion of debt and interest	-	1,193,910
Beneficial conversion features	$-	$5,726,678

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13,969	$9,485
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Interim Financial Statements – The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the SEC.

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

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.  At September 30, 2019 and December 31, 2018, the Company had cash balances in excess of FDIC insured limits of $0 and $4,110,236, respectively.

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue Nine Months Ended September 30,		Accounts Receivable September 30,
Customers	2019	2018	2019	2018
Customer A	64%	77%	41%	7%
Customer B	11%	17%	15%	77%
Customer C	2%	7%	8%	16%
Customer D	23%	-%	36%	-%

	Revenue
	Three Months Ended September 30,
Customers	2019	2018
Customer A	33%	1%
Customer B	4%	70%
Customer C	2%	29%
Customer D	62%	-%

Inventory - Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.  When market value is determined to be less than cost, the Company records an allowance for obsolescence.  The company’s inventory assets at September 30, 2019 and December 31, 2018 consisted primarily of hardware appliances valued as follows:

	As of September 30, 2019	As of December 31, 2018
Inventory	$430,668	$391,658
Less: allowance for obsolescence	(335,655)	(335,655)
	$95,013	$56,003

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

Disaggregation of Revenue – the following table presents our revenue disaggregated by major product and service lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product	$90,966	$-	$159,719	$4,804
Technical support and other	17,845	74,102	137,892	139,312
Total	$108,811	$74,102	$297,611	$144,116

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

NOTE 2 –GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine months ended and as of September 30, 2019, the Company incurred a net loss of $23,370,788, had a working capital deficit of $24,576,110, and cash used in operations of $6,655,979.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through investment capital.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – INTANGIBLE ASSETS

During the nine months ended September 30, 2019 and 2018, the Company capitalized $1,772,273 and $1,683,431, respectively, towards the development of software, intellectual property, and patent expenses.

The Company amortizes these costs over their related useful lives (approximately 7 to 20 years), using a straight-line basis. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. The Company reviews capitalized assets periodically for impairment any time there is a significant change that could lead to impairment, but not less than annually.  The Company recorded amortization of $342,205 and $342,107 during the nine months ended September 30, 2019 and 2018, respectively. The Company recorded amortization of $115,228 and $88,153 during the three months ended September 30, 2019 and 2018, respectively.

Intangible assets consisted of the following at September 30, 2019 and December 31, 2018:

	As of September 30, 2019	As of December 31, 2018	Estimated Useful Life
Patent Costs	561,744	542,846	15 years
Software Licenses	58,260	58,260	7 years
Software Development Costs	11,980,333	10,208,061	5 years
Less: accumulated amortization	(2,231,011)	(1,888,807)
	$10,369,326	$8,920,360

Based upon currently launched products, the Company anticipates amortization expense of approximately $500,000 during each of the next five years.

NOTE 4 – NOTES PAYABLE

Short term notes

At September 30, 2019 and December 31, 2018, the Company had outstanding short-term debt totaling $45,232.  These notes bear interest at the rates of between 10% and 12% annually and have maturity dates ranging from January 1, 2012 through December 31, 2014.  As these notes have exceeded their initial maturity dates, they are subject to the default interest rate of 15% per annum.

The following table summarizes the Company’s short-term notes payable for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30, 2019	December 31, 2018
Beginning Balance	$45,232	$50,232
Repayments	-	(5,000)
Ending Balance	$45,232	$45,232

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

The following table summarizes the Company’s long-term notes payable for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30, 2019	December 31, 2018
Beginning Balance	$366,657	$766,658
Repayments	(300,002)	(400,001)
Ending Balance	$66,655	$366,657
Short Term Portion of Long Term Debt	$66,655	$366,657
Long Term Debt	$-	$-

NOTE 5 – CONVERTIBLE NOTES

Short term convertible notes

On January 31, 2018, the Company issued a $100,000 convertible note bearing interest at 8% per annum.  The note matured on January 31, 2019 and is convertible into the Company’s Series B Preferred Stock (“Preferred Stock”) at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 312,500 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $88,219 based on the intrinsic per share value of the conversion feature, and the warrants at $46,991 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $68,021 and $31,969, respectively.  At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets. The Company had accrued interest for this note in the amount of $19,219, which is included in accrued interest on the Company’s consolidated balance sheets. The Company is currently in the process of extending this note.

On February 23, 2018, the Company issued a $1,000,000 convertible note bearing interest at 9% per annum.  The note matured on February 28, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $417,757 based on the intrinsic per share value of the conversion feature, and the warrants at $540,553 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $417,757 and $350,882, respectively.  On July 25, 2019, the Company extended the maturity date of the note as well as all accrued interest in the amount of $1,152,466.  At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets. The Company had accrued interest for this note in the amount of $19,039, which is included in accrued interest on the Company’s consolidated balance sheets.  The extended note matures on July 25, 2020 and carries a default rate of 15% for the principle balance remaining unpaid by the maturity date.

On February 27, 2018, the Company issued a $1,000,000 convertible note bearing interest at 9% per annum.  The note matured on February 28, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,125,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $444,923 based on the intrinsic per share value of the conversion feature, and the warrants at $541,244 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $444,923 and $351,173, respectively.   On July 25, 2019, the Company extended the maturity date of the note and accrued interest in the amount of $1,150,822. At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets.  The Company had accrued interest for this note in the amount of $19,012, which is included in accrued interest on the Company’s consolidated balance sheets.  The extended note matures on July 25, 2020 and carries a default rate of 15% for the principle balance remaining unpaid by the maturity date.

On April 18, 2018, the Company issued a $2,000,000 convertible note bearing interest at 9% per annum.  The note matured on April 18, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 6,250,000 shares of the Company’s common stock at an exercise price of $0.32 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $1,510,980 based on the intrinsic per share value of the conversion feature, and the warrants at $1,073,331 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $1,301,510 and $698,480, respectively.   On July 25, 2019, Company extended the maturity date of the note and accrued interest in the amount of $2,260,548. At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets. The Company had accrued interest for this note in the amount of $37,346, which is included in accrued interest on the Company’s consolidated balance sheets.  The extended note matures on July 25, 2020 and carries a default rate of 15% for the principle balance remaining unpaid by the maturity date.

On May 4, 2018, the Company issued an aggregate $1,500,000 in convertible notes bearing interest at 9% per annum.  These notes matured on May 31, 2019 and are convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 4,687,500 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $1,133,680 based on the intrinsic per share value of the conversion feature, and the warrants at $806,050 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $975,685 and $524,305, respectively. On July 25, 2019, Company extended the maturity date of the note and accrued interest in the amount of $1,678,890. At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets.  The Company had accrued interest for this note in the amount of $27,736, which is included in accrued interest on the Company’s consolidated balance sheets. The extended note matures on July 25, 2020 and carries a default rate of 15% for the principle balance remaining unpaid by the maturity date.

On May 9, 2018, the Company issued a $1,028,274 convertible note bearing interest at 9% per annum as replacement for a $1,000,000 note plus accrued interest of $28,274 (see long term convertible notes section of this note).  The note matured on May 31, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 3,213,356 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $835,295 based on the intrinsic per share value of the conversion feature, and the warrants at $538,207 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based relative on fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $674,972 and $353,292, respectively. On July 25, 2019, Company extended the maturity date of the note and accrued interest in the amount of $1,151,611. At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets.  The Company had accrued interest for this note in the amount of $19,025, which is included in accrued interest on the Company’s consolidated balance sheets. The extended note matures on July 25, 2020 and carries a default rate of 15% for the principle balance remaining unpaid by the maturity date

On July 5, 2018, the Company issued an aggregate $2,000,000 in convertible notes bearing interest at 9% per annum.  These notes mature on July 5, 2019 and is convertible, as amended, into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 5 year warrants to purchase an aggregate of 8,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $1,307,658 based on the intrinsic per share value of the conversion feature, and the warrants at $1,354,741 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $1,192,302 and $807,658, respectively On July 25, 2019, Company extended the maturity dates of the notes and accrued interest in an aggregate amount of $2,196,438. At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets.  The Company had accrued interest for these notes in the amount of $36,286, which is included in accrued interest on the Company’s consolidated balance sheets. The extended notes mature on July 25, 2020 and carry a default rate of 15% for the principle balance remaining unpaid by the maturity date.

On July 10, 2018, the Company issued a $32,000 convertible note bearing interest at 9% per annum.  This note matures on July 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 128,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $15,005 based on the intrinsic per share value of the conversion feature, and the warrants at $21,711 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $15,005 and $12,935, respectively.   At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets.  The Company had accrued interest for these notes in the amount of $3,958, which is included in accrued interest on the Company’s consolidated balance sheets.

On July 13, 2018, the Company issued a $200,000 in convertible notes bearing interest at 9% per annum.  This note matures on July 31, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 800,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the note to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $68,266 based on the intrinsic per share value of the conversion feature, and the warrants at $135,474 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $68,266 and $80,766, respectively.   At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets.  The Company had accrued interest for these notes in the amount of $24,493, which is included in accrued interest on the Company’s consolidated balance sheets.

On September 17, 2018, the Company issued an aggregate $3,000,000 in convertible notes bearing interest at 9% per annum.  The notes mature on September 17, 2019 and are convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 7 year warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $2,921,170 based on the intrinsic per share value of the conversion feature, and the warrants at $1,617,415 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $1,949,132 and $1,050,858, respectively.  Additionally, as further inducement to write this this note, the Company agreed to grant all of the investor’s existing notes as well as several other existing noteholders with relationships to the investor the same terms on their existing debt that this debt carries.  These new terms were required to write the notes, therefore, the Company has accounted them as a discount on this note, the value of which is included in the beneficial conversion value.  On September 17, 2019, Company extended the maturity dates of the notes and accrued interest in an aggregate amount of $3,270,000.  At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets. The Company had accrued interest for these notes in the amount of $11,288, which is included in accrued interest on the Company’s consolidated balance sheets.  The extended notes mature on September 17, 2020 and carry a default rate of 15% for the principle balance remaining unpaid by the maturity date.

On December 4, 2018, the Company issued an aggregate $3,000,000 in convertible notes bearing interest at 9% per annum.  The notes mature on December 4, 2019 and are convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 7 year warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. As additional consideration for this note, the Company issued an aggregate 4,006,250 shares of the Company’s common stock. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $2,248,088 based on the intrinsic per share value of the conversion feature, the warrants at $1,589,454 using the Black-Scholes pricing model, and the stock at $1,346,000.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature, warrants, and stock as a discount to the debt in the amount of $1,516,302, $803,369 and $680,319, respectively.  At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $300,806.  The Company had accrued interest for these notes in the amount of $221,918, which is included in accrued interest on the Company’s consolidated balance sheets.

On December 19, 2018, the Company issued an aggregate $3,000,000 in convertible notes bearing interest at 9% per annum.  The notes mature on December 19, 2019 and are convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request.  The noteholders were also granted detachable 7 year warrants to purchase an aggregate of 12,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has determined the notes to contain a beneficial conversion feature.  The Company valued the beneficial conversion feature at $555,512 based on the intrinsic per share value of the conversion feature, and the warrants at $1,581,347 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the beneficial conversion feature and warrants as a discount to the debt in the amount of $555,512 and $1,035,512, respectively.  At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $2,541,434.  The Company had accrued interest for these notes in the amount of $210,822, which is included in accrued interest on the Company’s consolidated balance sheets.

On August 14, 2019, the Company issued a convertible note in the amount of $350,000. The note bears an interest rate of 9% per annum, and is convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request. The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 1,400,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company valued the warrants at $75,334 using the Black-Scholes pricing model.  Additionally, as further inducement to write this this note, the Company agreed to grant the noteholder an additional 754,258 shares of the Company’s common stock valued at $181,022.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants and common stock as a discount to the debt in the amount of $43,484 and $104,489, respectively.  At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $216,843.  The Company had accrued interest for this note in the amount of $4,142, which is included in accrued interest on the Company’s consolidated balance sheets. The note matures on August 14, 2020 and carries a default rate of 15% for the principle balance remaining unpaid by the maturity date.

On August 29, 2019, the Company issued an aggregate $784,000 in convertible notes. The notes bear an interest rate of 6% per annum and is initially convertible into the Company’s Common Stock at a price of $0.35 per share at the holder’s request. The notes were issued at an initial discount of $84,000.  Additionally, an aggregate 784,000 shares of the Company’s common stock valued at $172,480 were issued as further inducement for the notes.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the common stock as a discount to the debt in the amount of $141,377.  At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $504,516.  The Company had accrued interest for this note in the amount of $4,253, which is included in accrued interest on the Company’s consolidated balance sheets. The note matures on August 29, 2020 and carries a default rate of 24% for the principle balance remaining unpaid by the maturity date.

On September 11, 2019, the Company issued a convertible note in the amount of $282,500. The note bears an interest rate of 10% per annum and is initially convertible, at the holder’s request, into the Company’s common stock at a $0.25 per share. The note was issued at an initial discount of $12,500. At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $251,594.  The Company had accrued interest for this note in the amount of $1,548, which is included in accrued interest on the Company’s consolidated balance sheets. The note matures on September 11, 2020 and carries a default rate of 24% for the principle balance remaining unpaid by the maturity date.

On September 26, 2019, the Company issued a convertible note in the amount of $85,000. The note bears an interest rate of 10% per annum and is initially convertible, at the holder’s request, into the Company’s common stock at a $0.25 per share. The note was issued at an initial discount of $10,000. The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 170,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Company valued the warrants at $9,210 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants and as a discount to the debt in the amount of $8,309.  At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $66,794.  The Company had accrued interest for this note in the amount of $116, which is included in accrued interest on the Company’s consolidated balance sheets. The note matures on September 26, 2020 and carries a default rate of 15% for the principle balance remaining unpaid by the maturity date.

On September 27, 2019, the Company issued a convertible note in the amount of $240,000. The note bears an interest rate of 10% per annum, and is convertible into the Company’s Series B Preferred Stock at a price of $0.25 per share at the holder’s request. The note was issued at an initial discount of $22,750.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 600,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The Company valued the warrants at $60,401 using the Black-Scholes pricing model.  The Company has allocated the note proceeds based on relative fair value and has recorded the value of the warrants and as a discount to the debt in the amount of $48,256.  At September 30, 2019, the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at an aggregate $152,045.  The Company had accrued interest for this note in the amount of $263, which is included in accrued interest on the Company’s consolidated balance sheets. The note matures on September 27, 2020 and carries a default rate of 24% for the principle balance remaining unpaid by the maturity date.

Short term convertible notes – related party

On October 31, 2013, the Company agreed to convert balances owed to the Company’s corporate counsel in the amount of $183,172 into a 42 month convertible note bearing interest at 12% annually and convertible into 203,525 shares of convertible preferred stock at the rate of $0.90 per share.  At September 30, 2019, $158,172 of the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $191,870 which is included in accrued interest – related party on the Company’s consolidated balance sheets.  The note carries a default rate of 18% for any principal not paid by the maturity date.

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

On April 26, 2019, the Company issued a $200,000 convertible note bearing interest at 7% per annum to John Hayes, the Company’s Chief Technology Officer, Director and significant shareholder.  This note matures on March 31, 2020 and is convertible into the Company’s common stock at a price of $0.25 per share at the holder’s request.  At September 30, 2019, $200,000 of the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $6,022, which is included in accrued interest – related party on the Company’s consolidated balance sheets.  The note carries a default interest rate of 15% for any principal remaining unpaid by the maturity date.

On May 3, 2019, the Company issued a $100,000 convertible note bearing interest at 7% per annum to John Hayes, the Company’s Chief Technology Officer, Director and significant shareholder.  This note matures on March 31, 2020 and is convertible into the Company’s common stock at a price of $0.25 per share at the holder’s request.  At September 30, 2019, $100,000 of the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $5,216, which is included in accrued interest – related party on the Company’s consolidated balance sheets.  The note carries a default interest rate of 15% for any principal remaining unpaid by the maturity date.

On May 15, 2019, the Company issued a $300,000 convertible note bearing interest at 7% per annum to John Hayes, the Company’s Chief Technology Officer, Director and significant shareholder.  This note matures on March 31, 2020 and is convertible into the Company’s common stock at a price of $0.25 per share at the holder’s request.  At September 30, 2019, $300,000 of the principal balance was still outstanding, and the Company had accrued interest for this note in the amount of $5,600, which is included in accrued interest – related party on the Company’s consolidated balance sheets.  The note carries a default interest rate of 15% for any principal remaining unpaid by the maturity date.

Long term convertible notes

On December 21, 2017, the Company issued a $150,000 convertible note bearing interest at 8% per annum.  The note matures on December 21, 2019 and is convertible into the Company’s Series B Preferred Stock at a price of $0.32 per share at the holder’s request.  The Company has determined the note to contain a beneficial conversion feature valued at $69,935 based on the intrinsic per share value of the conversion feature.  This beneficial conversion feature is recorded as a discount to the debt agreement.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 468,750 shares of the company’s common stock at an exercise price of $0.32 per share.  The warrants were valued at $69,935 using the Black-Scholes pricing model and were recorded as a discount to the note.  At September 30, 2019 the principal balance was still outstanding and is included on the Company’s consolidated balance sheets net of discounts at $107,327.  The Company had accrued interest for this note in the amount of $21,304, which is included in accrued interest on the Company’s consolidated balance sheets.

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

The following table summarizes the Company’s convertible notes payable for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30, 2019	December 31, 2018
Beginning Balance, net of discounts	$3,471,644	$601,576
Proceeds from issuance of convertible notes, net of issuance Discounts	-	1,903,438
New convertible notes net of discounts	1,754,085	-
Repayments	(25,000)	-
Restructuring of debt	1,332,501	(112,017)
Conversion of notes payable into common stock	-	(570,000)
Amortization of discounts	11,559,076	1,648,647
Ending Balance, net of discounts	$18,092,306	$3,471,644
Convertible notes, short term	$20,934,275	$17,860,274
Convertible notes, short term – related party	$758,172	$183,172
Convertible notes, long term	$150,000	$150,000
Debt discounts	$3,750,141	$14,721,802

 The following table summarizes the Company’s short term convertible notes payable as of September 30, 2019:

Note(s) Date	Maturity Date	Interest	Principal
1/31/2018*	1/31/2019	8%	$100,000
7/10/2018*	7/10/2019	9%	32,000
7/13/2018*	7/13/2019	9%	200,000
12/4/2018	12/4/2019	9%	3,000,000
12/19/2018	12/19/2019	9%	3,000,000
7/25/2019	7/25/2020	9%	9,590,775
8/14/2019	8/14/2020	9%	350,000
8/29/2019	8/29/2020	6%	784,000
9/11/2019	9/11/2020	10%	282,500
9/17/2019	9/17/2020	9%	3,270,000
9/26/2019	9/26/2020	10%	85,000
9/27/2019	9/27/2020	10%	240,000
			$20,934,275
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

The Company also leased office space under a 23 month operating lease which expired in August 2019. The amounts reflected in the table below are for the aggregate future minimum lease payments under the non-cancelable facility operating leases.  Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term.

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

Rent expense was $150,666 and $155,474 for the nine months ended September 30, 2019 and 2018, respectively

As of September 30, 2019, future minimum lease payments are as follows:

Year Ending December 31,
2019 (three months)	$38,924
2020	227,541
2021	232,628
2022	237,731
2023 and thereafter	18,569
Total minimum lease payments	$755,393

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

NOTE 7 ‑ RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2019, the Company incurred interest expense on notes to related parties in the aggregate amount of $11,370 and $31,289, respectively (see Note 4 – Short term notes – related party & Note 5 – Convertible Notes).

Accounts payable related party

At September 30, 2019 and December 31, 2018, the Company had a balance in related party accounts payable of $367,011 and $9,690, respectively, which consisted of the following:

			September 30,	December 31,
Party Name:	Relationship:	Nature of transactions:	2019	2018
John Bluher	Chief Financial Officer	Expense reimbursement	$11,037	$4,465
Robert Graham	Chairman and CEO	Expense reimbursement	10,688	-
John Hayes	Chief Technology Officer	Advances	300,000	-
John Hayes	Chief Technology Officer	Expense reimbursement	45,286	5,225
			$367,011	$9,690

Related Party Notes

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company issued notes and converted notes to related parties, see Note 5 – Notes Payable, and Note 6 – Convertible Notes for full disclosure.

Equity issuances

On May 1,2019, the Company received $50,000 in proceeds for the issuance of Series B preferred stock at the unadjusted rate of $25 per share from J Allen Kosowsky, a director and related party.

NOTE 8 ‑ STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500 million shares of common stock, par value $0.001 per share, and 50 million shares of preferred stock, par value $0.001 per share of which 48 million has been designated Series A Preferred Stock and 2 million designated as Series B Preferred Stock.  Each share of the Company’s Series A Preferred Stock was originally convertible into 10 shares of common stock, subject to adjustment, has voting rights equal to its common stock equivalent, 7% cumulative dividend rights, and has liquidation rights that entitle the holder to the receipt of net assets of the Company on a pro-rata basis.  On September 14, 2019, the Company designated its convertible Series B Preferred Stock, par value $0.001, with each share of Series B Preferred Stock convertible into 100 shares of common stock. The Series B Preferred Stock votes with common stock on an as converted basis as a single class, 8% cumulative dividend rights, and liquidation rights that entitle the holder to the receipt of net assets of the Company on a pro-rata basis.  The Company had 99,868,418 and 96,872,725 shares of common stock issued and outstanding as of September 30, 2019 and December 31, 2018, respectively, 3,577,370 Series A preferred shares issued and outstanding as of September 30, 2019 and December 31, 2018, and 14,000 and none shares of Series B Preferred Stock issued and outstanding as of September 30, 2019 and December 31, 2018.  The Company did not declare any dividends during the nine months ended September 30, 2019

During the nine months ended September 30, 2019, the Company received an aggregate $350,000 in proceeds for the issuance of Series B preferred stock at the unadjusted rate of $25 per share.

During the nine months ended September 30, 2019, the Company received an aggregate $1,983,755 in proceeds from the sale of 40,000 shares $50 per share of preferred stock in BlackRidge Research Inc.  These shares are convertible into 2,000,000 shares of common stock in Blackridge Research Inc. or convertible into shares of common stock of the Company at the rate 200 common shares per preferred share.  In conjunction with these sales, the company issued 4,000,000 warrants to purchase shares of  common stock of the Company at a price of $0.25 per share.  The Company valued the warrants at $189,594 using the Black Scholes pricing model.

NOTE 9 – SHARE BASED COMPENSATION

During the nine months ended September 30, 2019, the Company issued 3,031,000 5-year options to purchase common stock to employees and directors under the 2017 Stock Incentive Plan.  Additionally, the Company issued 18,500,000 5-year options to managers and executives of the Company outside of the 2017 Stock Incentive Plan.  The options were valued at $1,291,080 using the Black-Scholes pricing model.  As of September 30, 2019, the total unrecognized expense for unvested share based compensation is $2,314,696.  The 2017 Stock Incentive Plan allows for a maximum 25,000,000 shares to be issued, of which 5,314,152 shares remain available for issuance as of September 30, 2019.  The Company recognized stock option expenses during the three and nine months ended September 30, 2019 and 2018 of $269,397 and $707,453 and $500,560 and $708,684, respectively.

The fair values at the commitment date for the options were based upon the following management assumptions as of September 30, 2019:

Commitment Date
Expected dividends	0%
Expected term	5 years
Risk free rate	1.42 - 2.49%
Volatility	47.64 – 48.46%

The activity of options granted to during the year ended December 31, 2018 and nine months ended September 30, 2019 is as follows:

	Employee and Director Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Grant Date Fair Value
Balance – December 31, 2017	6,962,560	$0.60	4.65 years	$0.28
Granted	10,390,741	0.33	5 years	0.16
Exercised	-
Expired	(57,827)
Forfeited	(349,048)
Ending Balance – December 31, 2018	16,946,426	0.43	4.32 years	0.20
Granted	21,531,000	0.25	5 years	0.06
Exercised	-
Expired	(63,839)
Forfeited	(227,738)
Ending Balance –September 30, 2019	38,185,848	$0.33	4.33 years	$0.12
Exercisable options	10,392,791	$0.43	3.63 years	$0.20

The Company’s outstanding employee options at September 30, 2019 are as follows:

Options Outstanding				Option Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.25 - $0.60	38,185,848	4.33	$0.33	10,392,791	$0.43	$-

The weighted average fair value per option issued during the nine months ended September 30, 2019 was $0.06.

NOTE 10 – WARRANTS

During the nine months ended September 30, 2019, the Company issued 6,324,258 warrants to purchase common stock at a price of $0.25 per share.  The warrants vest ratably over a twelve month period. The Company valued the new warrants at $375,561 using the Black Scholes pricing model, $16,088 and $29,270 of which is included in selling, general and administrative expense on the Company’s statement of profit and loss for the three and nine months ended September 30, 2019, respectively.

The fair values at the commitment date for the warrants were based upon the following management assumptions as of September 30, 2019:

Commitment Date
Expected dividends	0%
Expected term	5 - 7 years
Risk free rate	1.51 - 2.62%
Volatility	47.64 – 48.46%

The activity of warrants granted to during the nine months ended September 30, 2019 and the year ended December 31, 2018 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Weighted Average Grant Date Fair Value
Balance – December 31, 2017	43,068,636	$0.45	4.69 years	$0.08
Granted	73,755,856	0.26	6.68 years	0.14
Exercised	-
Expired	-
Forfeited	(7,087,500)
Ending Balance – December 31, 2018	109,736,992	0.32	5.46 years	0.13
Granted	6,324,258	0.26	6.26 years	0.06
Exercised	-
Expired	-
Forfeited	-
Ending Balance – September 30, 2019	116,061,250	$0.32	4.78 years	$0.13
Exercisable warrants	116,061,250	$0.32	4.78 years	$0.13

The Company’s outstanding warrants at September 30, 2019 are as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.01 - $0.70	116,061,250	4.78	$0.32	116,061,250	$0.32	$1,328,095

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

Since the Company reflected a net loss for the three and nine months ended September 30, 2019 and 2018, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of September 30, 2019 and December 31, 2018:

	As of June 30, 2019	As of December 31, 2018
Warrants (exercise price $0.01 - $0.70/share)	116,061,250	109,736,992
Options (exercise price $0.25 - $0.66/share)	45,438,773	20,436,601
Preferred Stock (exchange ratio 16.69 – 17.11)	61,137,484	59,691,998
Preferred Stock in BlackRidge Research (exchange ratio 200)	8,000,000	-
Convertible Debt	84,918,245	-
	315,555,752	189,865,591

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported.  Management has determined that other than those listed below, there were no additional reportable subsequent events to be disclosed.

Change in Director

Effective October 11, 2019, Brent Bunger resigned his position as a director for the Company.  The resignation was not due to any disagreement or conflict with management or the Company.

Notes Payable

On October 9, 2019, the Company issued a $103,000 convertible note bearing interest at 8% per annum.  The note matures on October 9, 2020 and is initially convertible into the Company's common stock at a price of $0.23 per share at the holder's request.

On October 30, 2019, the Company issued a $122,000 convertible note bearing interest at 10% per annum.  The note matures on July 30, 2020 and is convertible into the Company's common stock at a the lower of (i) the lowest closing price during the preceding twenty trading days or (ii) 60% of the lowest traded price during the preceding twenty trading days at the holder's request.

On October 31, 2019, the Company issued a $75,000 convertible note bearing interest at 10% per annum.  The note matures on October 31, 2022 and is convertible into the Company's common stock at a the lower of (i) $0.25 per share or (ii) 65% of the lowest traded price during the preceding twenty trading days at the holder's request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 200,000 shares of the company's common stock at an exercise price of $0.25 per share.

On November 11, 2019, the Company issued a $101,000 convertible note bearing interest at 10% per annum.  The note matures on November 11, 2020 and is initially convertible into the Company's common stock at a price of $0.23 per share at the holder's request.  The noteholder was also granted detachable 5 year warrants to purchase an aggregate of 505,000 shares of the company's common stock at an exercise price of $0.20 per share.

Equity Issuance

On November 1, 2012 the Company converted 17,239 shares of Series A preferred stock into 340,770 shares of common stock after receiving a conversion exercise from a preferred stockholder.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at September 30, 2019 and December 31, 2018.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the nine months ended September 30, 2019 and 2018.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of September 30, 2019 and December 31, 2018, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Sales

Total sales during the three months ended September 30, 2019 were $108,811, as compared to sales during the three months ended September 30, 2018 of $74,102, an increase of $34,709 or approximately 47%.  Management believes historical sales not to be indicative of future expectations due to our historically limited business operations.  We believe that future sales will increase over the coming quarters as we market our new suite of products.

Operating Expenses

Our selling, general and administrative expenses were $3,589,200 for the three months ended September 30, 2019, compared to $3,878,915 for the three months ended June 30, 2018, a decrease of $289,715, or approximately 7%.  The decrease in selling, general and administrative expenses in the current period is primarily attributable to approximate decreases of, $46,922 in engineering expense, $220,566 in wage expenses, $231,163 in stock based compensation, and $69,833 in warrant expense issued for contracts, partially offset by approximate increases of $9,683 in sales and marketing expense, $33,691 in amortization of capitalized software, $401,070 in wage expense, and $60,000 in non-cash expenses related to stock issuances for consulting contracts.

Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $4,589,501 and $643,924 for the three months ended September 30, 2019 and 2018, respectively.  The increase in interest expense of $3,945,577 in the current period is attributable primarily to an increase in the amortization of debt discounts and an increase in overall debt financing during the current quarter as compared to the prior year.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Sales

Total sales during the nine months ended September 30, 2019 were $297,611, as compared to sales during the nine months ended September 30, 2018 of $144,116, an increase of $153,495 or approximately 107%.  This increase was primarily due to new contracts during the current period.  Management believes historical sales will not be indicative of future expectations due to our historically limited business operations.  We believe that future sales will increase over the coming quarters as we market our new suite of products.

Operating Expenses

Our selling, general and administrative expenses were $11,014,647 for the nine months ended September 30, 2019, compared to $10,644,719 for the nine months ended September 30, 2018, an increase of $669,928, or approximately 6%.  The increase in selling, general and administrative expenses in the current period is primarily attributable to approximate increases of $137,418 in in sales and marketing expense, $885,264 in wage expenses and $787,814 in professional fees, partially offset by an approximate decrease of $353,670 non-cash expenses related to stock issuances for consulting contracts and an approximate increase of $915,903 in gain on settlement.

Interest Income (Expense)

Other expense includes interest expense on our indebtedness, a portion of which is indebtedness to related parties.  Total net interest expense was $12,961,946 and $1,025,333 For the nine months ended September 30, 2019 and 2018, respectively.  The increase in interest expense of $11,936,613 in the current year is attributable primarily to an increase in the amortization of debt discounts and an increase in overall debt financing during the current quarter as compared to the prior year.

Liquidity and Capital Resources

At September 30, 2019, we had total current assets of $861,036, including cash of $276,167, and current liabilities of $25,437,146, resulting in working capital deficit of $24,576,110.  Our current assets and working capital included receivables of $269,511, inventory of $95,013 and prepaid expenses of $220,345.

In addition, as of September 30, 2019, we had a total stockholders' deficit of $14,072,090.  As we have worked toward our acquisition and new product launches, we have primarily financed recent operations, the development of technologies, and the payment of expenses through the issuance of our debt, common stock, preferred stock and warrants.

For the nine months ended September 30, 2019, net cash used in operating activities was $6,655,979, as a result of our net loss from continued operations of $23,370,788 and increases in accounts receivable of $167,219, inventory of $39,010, and prepaid expenses of $97,632, partially offset by non-cash expenses totaling $12,412,504 and increases in accounts payable and accrued expenses of $3,226,051, accounts payable and accrued expenses – related party of $388,610, accrued interest of $906,043, accrued interest – related party of $15,919, deferred revenue of $31,289 and wages payable of $963,606.

By comparison, for the nine months ended September 30, 2018, net cash used in operating activities was $7,712,392, as a result of our net loss from continued operations of $11,841,419 and increases in inventory of $15,595, and decreases in deferred revenue of $3,822, accounts payable and accrued expenses – related party of $11,411, partially offset by non-cash expenses totaling $2,683,899, and increases in accrued interest of $380,104, accrued interest - related party of $115,722, wages payable of $736,108, and a decrease in accounts receivable of $48,859 and prepaid expenses of $237,493.

Cash used in investing activities for the nine months ended September 30, 2019 was $1,870,557 compared to $1,683,431 for the nine months ended September 30, 2018.  The increase in the current period is due primarily to an increase in capitalized engineering costs related to the Company’s technology development as well as an approximate $79,000 in purchases of property and equipment.

For the nine months ended September 30, 2019, net cash provided by financing activities was $4,108,753, comprised of proceeds from sales of equity in BlackRidge Research of $1,983,755, proceeds from short term convertible notes of $1,500,000, proceeds from short term notes – related party of $600,000 and proceeds from the sale of preferred stock of $350,000, partially offset by the repayments of short term notes of $25,000 and repayments of long-term notes of $300,002.

For the nine months ended September 30, 2018, net cash provided by financing activities was $11,333,999, comprised of proceeds from the sale short term notes – related party of $732,000, short term notes of $10,832,000 and advances – related party of $75,000, partially offset by repayments of short term notes of $5,000 and repayments of long-term notes of $300,001.

Based on our current business plan, we anticipate that our operating activities will use approximately $900,000 in cash per month over the next twelve months, or $10.8 million. Currently we do not have enough cash on hand to fully implement our business plan, and will require additional funds within the next year. We believe that our operations will not begin to generate significant cash flows until the first quarter of 2020 when we expect to begin new product contracts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls over Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act") as of September 30, 2019, the end of the period covered by this report.  Based upon that evaluation, we have concluded that our disclosure controls and procedures as of September 30, 2019 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2019, the Company received an aggregate $1,983,755 in proceeds from the sale of 40,000 shares $50 per share of preferred stock in BlackRidge Research Inc.  These shares are convertible into 2,000,000 shares of common stock in Blackridge Research Inc. or convertible into shares of common stock of the Company at the rate 200 common shares per preferred share.  In conjunction with these sales, the company issued 4,000,000 warrants to purchase shares of  common stock of the Company at a price of $0.25 per share.  The Company valued the warrants at $189,594 using the Black Scholes pricing model.

On November 1, 2012 the Company converted 17,239 shares of Series A preferred stock into 340,770 shares of common stock after receiving a conversion exercise from a preferred stockholder.

We believe that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, each of whom the Registrant believes was an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Identification of Exhibit

10.1	Form of note issued August 14, 2019 *

10.2	Form of note issued August 29, 2019 *

10.3	Form of note issued September 11, 2019 *

10.4	Form of note issued September 26, 2019 *

10.5	Form of note issued September 27, 2019 *

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKRIDGE TECHNOLOGY INTERNATIONAL, INC.

Date:	November 14, 2019	By:	/s/ Robert Graham
Robert Graham, Chief Executive Officer and President

Date:	November 14, 2019	By:	/s/ John Bluher
John Bluher, Chief Financial Officer